Form 10QSB
period 1996-06-30
COMMUNITY BANKSHARES INC /GA/
filed 1996-08-13
CIK 927478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549
FORM 10-QSB
Mark One
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarter period ended       June 30, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________  to  ___________

               Commission File Number:  33-81890

                   Community Bankshares, Inc.
        ________________________________________________
(Exact name of small business issuer as specified in its charter)
          Georgia                                            58-1415887
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

          400 North Main Street, Cornelia, Georgia  30531
              (Address of principal executive offices)

                          (706) 778-2265
                    (Issuer's telephone number)

                                  N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
 days.   Yes   X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1996: 1,954,830.
Transitional Small Business Disclosure Format
Yes (    )                                       No ( X )

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                                  INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet - June 30, 1996                  3

          Consolidated Statements of Income - for Three Months
          Ended June 30,1996 and 1995 and Six Months Ended
          June 30, 1996 and 1995                                   4 and 5

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1996 and 1995                             6 and 7

          Note to Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9 - 13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders         14

Item 6.   Exhibits and Reports on Form 8 - K                          14

          Signatures                                                  15

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                     COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                         June 30, 1996
                      (Dollars in thousands)
                           (Unaudited)

Assets

Cash and due from banks                                       $15,750
Interest-bearing deposits in banks                                 23
Investment securities:
    Held to maturity (estimated fair value $15,918)            16,067
    Available for sale, at estimated fair value                43,718
Federal Funds Sold                                              5,150

Loans held for sale                                               550
Loans                                                         191,959
Less allowance for loan losses                                  3,417
Loans, net                                                    188,542

Premises and equipment, net                                     6,255
Other assets                                                    8,709
  Total Assets                                               $284,764

Liabilities and Shareholders' Equity

Deposits:
    Demand                                                    $35,652
    Interest-bearing demand and Savings                        67,613
    Certificates of deposits < $100,000                       106,255
    Certificates of deposits > $100,000                        46,635
        Total deposits                                        256,155

Other borrowed funds                                              616
Other liabilities                                               4,330
        Total liabilities                                     261,101

Commitments and contingent liabilities

Shareholders' equity
    Common stock, $1 par value , 5,000,000 shares               1,955
     authorized; 1,954,830 shares issued and outstanding
    Surplus                                                     4,327
    Retained earnings                                          17,862
    Unrealized loss on securities available for sale,
     net of tax                                                  (481)
         Total shareholders' equity                            23,663

  Total Liabilities and Shareholders' Equity                 $284,764

See Accompanying Note to Consolidated Financial Statements


                         COMMUNITY BANKSHARES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED June 30, 1996 and 1995 and
                    SIX MONTHS ENDED June 30, 1996 and 1995
                           (Dollars in Thousands)
                                (Unaudited)
                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     1996          1995       1996      1995
Interest Income
  Interest and fees on loans        $4,912     $4,574       $9,711     $8,714
  Interest on Federal Funds sold       137        138          293        263
  Interest on interest-bearing
    deposits                             1         44            2         52
    Interest on investment
      securities:
        Taxable                        617        586        1,159      1,237
        Nontaxable                     216        156          410        305
          Total Interest Income      5,883      5,498       11,575     10,571

Interest Expense
  Interest on deposits               2,691      2,444        5,341      4,585
  Interest on borrowed funds            12         37           28        100
      Total Interest Expense         2,703      2,481        5,369      4,685

Net Interest Income                  3,180      3,017        6,206      5,886
  Provision for loan losses            219        166          428        349
Net interest income after
  provision for loan losses          2,961      2,851        5,778      5,537

Other operating income
  Service charges on deposit
    accounts                           377        365          720        689
  Other service charges,
    commissions & fees                 134        102          268        279
  Security transactions, net             8         (2)           8        (28)
  Gain on sale of loans                109        118          194        207
  Nonbank subsidiary non-
    interest income                  1,126        809        2,136      1,803
  Other income                         131         39          282        108
    Total other operating income     1,885      1,431        3,608      3,058









                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED June 30, 1996 and 1995 and
                    SIX MONTHS ENDED June 30, 1996 and 1995
                             (Dollars in Thousands)
                                  (Unaudited)

                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      1996       1995        1996       1995
Other operating expenses
  Salaries and other
      employee benefits              1,898      1,714       3,677      3,315
  Occupancy expense                    189        147         381        327
  Equipment expense                    300        168         578        335
  Other operating expenses           1,136      1,169       2,286      2,431
    Total other operating
       expenses                      3,523      3,198       6,922      6,408

     Income before income taxes      1,323      1,084       2,464      2,187
      Applicable income taxes          409        334         746        669

                  NET INCOME          $914       $750      $1,718     $1,518


Per share of common stock and
  common stock equivalents based
  on average number shares
  outstanding during period,
            Net income               $ .44      $ .39       $ .83      $ .78

  Average shares outstanding     2,064,177  1,938,330   2,064,892  1,934,280
  Cash dividends per share of
            common stock            $.0334     $.0316      $.0668     $.0633

See Accompanying Note to Consolidated Financial Statements

                         COMMUNITY BANKSHARES,INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1996 and 1995
                          (Dollars in Thousands)
                               (Unaudited)

                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $1,718        $1,518
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              415           366
Provision for loan losses                                  428           349
Loss on sale of investment securities
    available for sale                                      (8)           28
Increase in interest receivable                           (438)         (251)
(Increase) decrease in deferred taxes                     (148)         (185)
(Decrease) increase in taxes payable                       114            55
Decrease in interest payable                              (286)         (649)
Other prepaids, deferrals and accruals, net               (617)          448
Total adjustments                                         (540)          161

Net cash provided by operating activities                1,178         1,679

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of other real estate                    118           450
Purchase of investment securities
  Available for sale                                   (11,386)       (4,150)
  Held to maturity                                      (4,196)       (1,465)
Proceeds from sales of investment securities
  Available for sale                                       500         2,100
Proceeds from maturities of investment securities
  Available for sale                                     9,191         1,638
  Held to maturity                                         409         1,575
Net increase in Interest Bearing Deposits in banks         (23)            0
Net (increase) decrease in Federal funds sold            7,045          (620)
Net increase in loans                                  (13,218)       (7,544)
Purchase of premises and equipment                        (929)         (564)

Net cash used in investing activities                  (12,489)       (8,580)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                13,713         4,099
Net increase in other borrowed funds                       616           291
Repayment of notes payable                                (787)         (418)
Dividends paid                                            (131)         (123)
Proceeds from sale of stock                                  4           253

Net cash provided by financing activities               13,415         4,102

Net (increase) decrease in cash and due from banks       2,104        (2,799)
                                    Page 6

Cash and due from banks, beginning of period            13,646        14,994

Cash and due from banks, end of period                 $15,750       $12,195


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the period for:
  Interest                                               5,655         5,334

  Income Taxes                                             781           650


NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities available
  for sale                                                 663          (573)


  Principal balances of loans transferred to other
   real estate                                              25           272

See Accompanying Note to Consolidated Financial Statements

                                COMMUNITY BANKSHARES, INC
                                    AND SUBSIDIARIES


                        NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1.   BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

                          COMMUNITY  BANKSHARES, INC.
                              AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of June 30, 1996, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1995. Total assets, loans and deposits increased by 5.46%, 7.37% and 5.65% respectively. The growth in deposits and loans is consistent with prior year and management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of June 30, 1996, the Liquidity Ratio was 26.61% which is within the Company's target range of 25 - 30%. The Banks have available lines of credit to meet any unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income when subjected to rising and falling rates of 300 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At June 30, 1996, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1996 were as follows:

                                         Actual            Regulatory minimum

Leverage                                  8.31%                      4.00%
 Risk Based Capital ratios:
 Core Capital                            11.65%                      4.00%
 Total Capital                           12.90%                      8.00%

Results of Operation

Net interest income for the six month period ended June 30, 1996 increased 5.44% to $6,206,000 over $5,886,000 for the same period for 1995. Interest income for the six month period was up by 9.50% from $10,571,000 to $11,575,000. Earning assets were up by $24,822,000 as of June 30, 1996 over June 30,1995 or an increase of 10.83%. The largest increase in interest bearing assets was the increase in loans of $21,969,000 for this period as loan demand continued to be strong in our market area. Interest expense on deposits was up by 16.48% over the same period for 1995 as interest bearing deposits grew by 19,707,000 or 9.81%. Interest income for the three month period ending June 30, 1996 was up 7.00% over the three month period ending June 30, 1995 while interest expense on deposits was up by 8.95% for the same two periods. This resulted in an increase in net interest expense of 5.40% for the second quarter of 1996 when compared to the second quarter of 1995. The increases in interest income and interest expense and net interest income were consistent with budget projections made by management.

The provision for loan losses was $428,000 for the first six months of 1996 compared to $349,000 for the same period in 1995, an increase of 22.6%. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the unguaranteed portion of any SBA loans. This policy accounts for the full amount of the increase in the loan loss provision

The following table furnishes information on the Loan Loss Reserve for the current six month reporting period and the same period for 1995 .

                                                 1996                 1995

Beginning Balance                               3,061                2,686

Less Charge Offs
     Real Estate Loans                             (0)                  (0)
     Commercial Loans                             (21)                 (23)
     Consumer Loans                               (79)                 (45)
     Credit Cards                                  (7)                  (2)

Plus Recoveries
     Real Estate Loans                              0                   10
     Commercial Loans                               1                    7
     Consumer Loans                                34                   27
     Credit Cards                                   0                    0

Plus Provision                                    428                  349

Balance, end of period                          3,417                3,009


The Loan Loss reserve for the company is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner. We use four different methods of measuring risk in the portfolio: (a) Risk in our watch list of loans and past due ratios; (b) Historical charge offs; ( c)
Peer group comparisons; and (d) Percentage of classified loans. We then compare results to reserve balance to assure any and all identified risk are covered.

The Provision for Loan Losses for the six month period ended June 1996 represented 400% of charge offs for the same period, while the provision for the first six months of 1995 represented 498% of the charge offs recorded in that period. The reserve at the end of June 30, 1996 represented 349% of nonaccrual loans while the reserve at June 30, 1995 represented
168% of nonaccrual loans. This increase in coverage of nonaccrual loans was due to the large pay off of nonaccruals in the the first quarter of 1996, resulting from a large bankruptcy paying out. The Loan Loss Reserve balance to total loan ratio was 1.77% at both June 30, 1996 and June 30, 1995.

The following table is a summary of Non Accrual, Past due and Restructured
Debt
                                     June 30, 1996

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans           16               633                    0
Commercial Loans           387               144                  629
Consumer Loans             575               237                    0

     Total                 978             1,014                  629


                                     June 30, 1995

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans           29               249                    0
Commercial Loans           650               116                    0
Consumer Loans           1,104               248                    0

          Total          1,783               613                     0



Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The large decrease in nonaccrual loans is due to a large bankruptcy payoff of $588,000. The large increase in 90 days past due and still accruing is due to one real estate loan where collateral value exceeds all principal and interest due and no loss is expected. The increase in restructured debt is due to one loan that was restructured through bankruptcy and continues to pay on time as agreed.

The bank places loans on nonaccrual at such time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed. There are no impaired loans as of June 30, 1996 that are not reflected in the table above.

Other operating income increased by 18% or $550,000 during the six month period ended June 30, 1996 as compared to the same period for 1995 and increased by 454,000 for the three month period ended June 30,1996 as compared to the same period in 1995. The item that was most responsible for this increase was Non-interest income from non bank subsidiary which had increases of $333,000 for the six month period and $317,000 for the three month period. These increases were due to increased sales of Supermarket Bank units with units completed during the first six months of 1996 of 19 compared to 17 units completed in the first six months of 1995. Likewise, there were 11 units completed in the three month period ending June 30, 1996 as compared to 8 units completed during the second quarter of 1995.

Other operating expenses increased by 8.0% or $514,000 for the first six months of 1996 over the same period in 1995 and by 10.19% or $325,000 for the second quarter of 1996 over the second quarter of 1995. Salaries and benefits accounted for $362,000 and $184,000 of these amounts respectively with the number of personnel rising from 180 full time equivalent employees at June 30, 1995 to 193 full time equivalent employees at June 30, 1996. This increase was due to the opening of three additional branches in June and July of 1996.

Effective July 1, 1996, the state of Georgia changed its branching law to allow banks to expand into three new counties during the period of July 1, 1996 through June 30, 1998. In accordance with this change, Community Bankshares, Inc. has applied for and received regulatory approval to open facilities in White and Hall counties in July and September 1996 respectively. It is anticipated that these two counties will be good market areas for our company.

Occupancy and Equipment expenses were up $297,000 for the six month period ending June 30, 1996 over the same period ending June 30, 1995 due to the three new branches and the operation of 31 cash dispensing machines.

Net income for the six month period ended June 30, 1996 was up 13.2% over the same period for 1995 and net income for the three month period ending June 30, 1996 was up 21.89% over the same three month period for 1995. The net income for the second quarter 1996 was up 13.7% over the income for the first quarter 1996. Management expects increase to continue for the third and fourth quarters, however, we do not expect the rate of increase to continue at the current level.

The company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II - OTHER INFORMATION

Item 4.   Submission of matters to a vote of Shareholders

(a) The annual meeting of the shareholders of the Company was held on April 10, 1996.

(b) The following directors were elected at the meeting to serve until the next shareholder meeting in 1997.

          Steven C. Adams
          Edwin B. Burr
          Harry H. Purvis
          H. Calvin Stovall
          Dean C. Swanson
          George D. Telford
          J. Alton Wingate

(c) There were no other matters voted upon at the meeting. The shares represented at the meeting (1,756,860 shares or 89.87%) voted as follows:

          In favor          1,756,860
          Against                   0
          Abstain                   0

            Total           1,756,860




ITEM 6.   Exhibits and Reports on Form 8-K

                (a)  Exhibits.

                     Exhibit 27. Financial Data Schedule

                (b)  Reports on Form 8-K

                       None.

                                SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.


                                          COMMUNITY BANKSHARES, INC.


DATE:______________________         BY:______________________________
                                       Harry L. Stephens, Executive Vice
                                       President and Chief Financial Officer