Form 10QSB
period 1996-09-30
COMMUNITY BANKSHARES INC /GA/
filed 1996-11-13
CIK 927478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549
FORM 10-QSB
Mark One
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarter period ended September 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1996: 1,954,830.
Transitional Small Business Disclosure Format
Yes (    )                                       No ( X )

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                                  INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet - September 30, 1996             3

          Consolidated Statements of Income - for Three Months
          Ended September 30, 1996 and 1995 and Nine Months Ended
          September 30, 1996 and 1995                              4 and 5

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1996 and 1995                        6 and 7

          Note to Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9 - 13


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8 - K                          14

          Signatures                                                  15

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                     COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                        September  30, 1996
                      (Dollars in thousands)
                           (Unaudited)

Assets

Cash and due from banks                                       $14,628
Interest-bearing deposits in banks                                279
Investment securities:
    Held to maturity (estimated fair value $16,757)            16,788
    Available for sale, at estimated fair value                46,717
Federal Funds Sold                                             11,175
Loans held for sale                                               718

Loans                                                         197,130
Less allowance for loan losses                                  3,488
Loans, net                                                    193,642

Premises and equipment, net                                     7,742
Other assets                                                    9,725
  Total Assets                                               $301,414

Liabilities and Shareholders' Equity

Deposits:
    Demand                                                    $33,571
    Interest-bearing demand and Savings                        69,864
    Certificates of deposits < $100,000                       114,028
    Certificates of deposits > $100,000                        49,881
        Total deposits                                        267,344

Other borrowed funds                                            1,616
Other liabilities                                               7,737
        Total liabilities                                     276,697

Commitments and contingent liabilities

Shareholders' equity
    Common stock, $1 par value , 5,000,000 shares               1,955
     authorized; 1,954,830 shares issued and outstanding
    Surplus                                                     4,327
    Retained earnings                                          18,788
    Unrealized loss on securities available for sale,
     net of tax                                                  (353)
         Total shareholders' equity                            24,717

  Total Liabilities and Shareholders' Equity                 $301,414

See Accompanying Note to Consolidated Financial Statements


                         COMMUNITY BANKSHARES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED September 30, 1996 and 1995 and
                NINE MONTHS ENDED September 30, 1996 and 1995
                           (Dollars in Thousands)
                                (Unaudited)
                                     Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                     1996         1995        1996      1995
Interest Income
  Interest and fees on loans        $5,449     $4,538      $15,160    $13,252
  Interest on Federal Funds sold       166        123          459        386
  Interest on interest-bearing
    deposits                             5         16            7         68
    Interest on investment
      securities:
        Taxable                        628        663        1,787      1,900
        Nontaxable                     236        187          646        492
          Total Interest Income      6,484      5,527       18,059     16,098

Interest Expense
  Interest on deposits               2,868      2,551        8,209      7,136
  Interest on borrowed funds            18         29           46        129
      Total Interest Expense         2,886      2,580        8,255      7,265

Net Interest Income                  3,598      2,947        9,804      8,833
  Provision for loan losses            196        297          624        646
Net interest income after
  provision for loan losses          3,402      2,650        9,180      8,187

Other operating income
  Service charges on deposit
    accounts                           383        325        1,103      1,014
  Other service charges,
    commissions & fees                 150        106          418        385
  Security transactions, net           (20)        (4)         (12)       (32)
  Gain on sale of loans                108         62          302        269
  Nonbank subsidiary non-
    interest income                    957      1,192        3,093      2,995
  Other income                          91         32          373        140
    Total other operating income     1,669      1,713        5,277      4,771









                       CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED September 30, 1996 and 1995 and
                  NINE MONTHS ENDED September 30, 1996 and 1995
                             (Dollars in Thousands)
                                  (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                      1996       1995        1996       1995
Other operating expenses
  Salaries and other
      employee benefits              1,931      1,714       5,608      5,029
  Occupancy expense                    217        190         598        517
  Equipment expense                    260        223         838        558
  Other operating expenses           1,258      1,141       3,544      3,572
    Total other operating
       expenses                      3,666      3,268      10,588      9,676

     Income before income taxes      1,405      1,095       3,869      3,282
      Applicable income taxes          414        321       1,160        990

                  NET INCOME          $991       $774      $2,709     $2,292


Per share of common stock and
  common stock equivalents based
  on average number shares
  outstanding during period,
            Net income               $ .48      $ .38       $1.31      $1.13

  Average shares outstanding     2,059,461  2,034,360   2,063,386  2,023,530
  Cash dividends per share of
            common stock            $.0334      $.032        $.10      $.095

See Accompanying Note to Consolidated Financial Statements

                         COMMUNITY BANKSHARES,INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 1996 and 1995
                          (Dollars in Thousands)
                               (Unaudited)
                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $2,709        $2,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              635           564
Provision for loan losses                                  624           646
(Loss) on sale of investment securities
    available for sale                                      12            32
Increase in interest receivable                           (339)          (85)
Increase in deferred taxes                                 (47)         (211)
Decrease in taxes payable                                  (45)          (18)
Decrease in interest payable                              (342)         (623)
Other prepaids, deferrals and accruals, net              1,078           440
Total adjustments                                        1,576           745

Net cash provided by operating activities                4,285         3,037

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of other real estate                    124         1,065
Purchase of investment securities
  Available for sale                                   (17,581)       (7,220)
  Held to maturity                                      (4,984)       (3,540)
Proceeds from sales of investment securities
  Available for sale                                     2,000         2,100
Proceeds from maturities of investment securities
  Available for sale                                    11,550         3,102
  Held to maturity                                         500         4,185
Net (increase) decrease in Interest Bearing Deposits
  in banks                                                (279)          763
Net (increase) decrease in Federal funds sold            1,020        (1,210)
Net increase in loans                                  (18,557)      (12,092)
Purchase of premises and equipment                      (2,636)         (616)

Net cash used in investing activities                  (28,843)      (13,463)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                24,902         7,032
Net increase (decrease) in other borrowed funds          1,616        (1,096)
Repayment of notes payable                                (787)         (470)
Dividends paid                                            (195)         (185)
Proceeds from sale of stock                                  4           253

Net cash provided by financing activities               25,540         5,534

Net (increase) decrease in cash and due from banks         982        (4,892)
                                    Page 6

Cash and due from banks, beginning of period            13,646        14,994

Cash and due from banks, end of period                 $14,628       $10,102


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the period for:
  Interest                                               8,597         7,888

  Income Taxes                                           1,284         1,018


NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities available
  for sale                                                 165          (637)


  Principal balances of loans transferred to other
   real estate                                              25           272

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

The results of operations for the three month and nine month periods ending September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

As of September 30, 1996, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1995. Total assets, loans and deposits increased by 11.63%, 10.35% and 10.27% respectively. The growth in deposits and loans is consistent with prior year and management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of September 30, 1996, the Liquidity Ratio was 30.00% which is within the Company's target range of 25 - 30%. The Banks have available lines of credit to meet any unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income when subjected to rising and falling rates of 300 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At September 30, 1996, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1996 were as follows:

                                         Actual            Regulatory minimum

Leverage                                  8.07%                      4.00%
 Risk Based Capital ratios:
 Core Capital                            11.60%                      4.00%
 Total Capital                           12.85%                      8.00%

Results of Operation

Net interest income for the nine month period ended September 30, 1996 increased 10.99% to $9,804,000 over $8,833,000 for the same period for 1995. Interest income for the nine month period was up by 12.18% from $16,098,000 to $18,059,000. Earning assets were up by $34,526,000 as of September 30, 1996 over September 30,1995 or an increase of 20.16%. The largest increase in interest bearing assets was the increase in loans of $23,061,000 for this period as loan demand continued to be strong in our market area. Interest expense on deposits increased by 15.03% during the first nine months of 1996 over the same period for 1995 as interest bearing deposits grew by 30,472,000 or 14.99%. Interest income for the three month period ending September 30, 1996 was up 17.31% over the three month period ending September 30, 1995 while interest expense on deposits was up by 12.42% for the same two periods. This resulted in an increase in net interest income of 22.09% for the third quarter of 1996 when compared to the third quarter of 1995. The increases in interest income and interest expense and net interest income were consistent with the growth experienced in assets and liabilities for the nine month period and were consistent with budget projections made by management.

The provision for loan losses was $624,000 for the first nine months of 1996 compared to $646,000 for the first nine months of 1995, a decrease of 3.52%. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the unguaranteed portion of any SBA loans. This policy accounts for the full amount of the decrease in the loan loss provision.

The following table furnishes information on the Loan Loss Reserve for the current nine month reporting period and the same period for 1995 .

                                                 1996                 1995

Beginning Balance                               3,061                2,686

Less Charge Offs
     Real Estate Loans                             (0)                  (0)
     Commercial Loans                            (113)                (180)
     Consumer Loans                              (131)                (242)
     Credit Cards                                  (9)                  (3)

Plus Recoveries
     Real Estate Loans                              0                   11
     Commercial Loans                               5                    9
     Consumer Loans                                51                   39
     Credit Cards                                   0                    0

Plus Provision                                    624                  646

Balance, end of period                          3,488                2,966


The Loan Loss reserve for the company is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner. We use four different methods of measuring risk in the portfolio: (a) Risk in our watch list of loans and past due ratios; (b) Historical charge offs; ( c)
Peer group comparisons; and (d) Percentage of classified loans. We then compare results to reserve balances to assure any and all identified risk are covered.

The Provision for Loan Losses for the nine month period ended September 30, 1996 represented 246% of charge offs for the same period, while the provision for the first nine months of 1995 represented 152% of the charge offs recorded in that period. The reserve at the end of September 30, 1996 represented 349% of nonaccrual loans while the reserve at September 30, 1995 represented
195% of nonaccrual loans. This increase in coverage of nonaccrual loans was due to a decline in nonaccruals due to the payout of a nonaccrual loan in the amount of $588,000 during the second quarter of 1996. The Loan Loss Reserve balance to total loan ratio at September 30, 1996 was 1.76% as compared to 1.70% at September 30, 1995. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt
                                      September 30, 1996

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans          487               253                    0
Commercial Loans           168               321                  624
Consumer Loans             343               157                    0

     Total                 998               731                  624


                                      September 30, 1995

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans           28                 0                    0
Commercial Loans         1,089                72                  636
Consumer Loans             406               144                    0

          Total          1,523               216                  636



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

The large decrease in nonaccrual loans is due to a large bankruptcy payoff of $588,000. The large increase in 90 days past due and still accruing is due to one real estate loan for $253,000 and one consumer loan in the amount of $245,000. Both of these loans are more than covered by collateral and no loss of principal or interest is anticipated.

The bank places loans on nonaccrual at such time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed. There are no impaired loans as of September 30, 1996 that are not reflected in the table above.

Other operating income increased by 10.60% or $506,000 during the nine month period ended September 30, 1996 as compared to the same period for 1995 and decreased by 44,000 for the three month period ended September 30,1996 as compared to the same period in 1995. The reason for the increase for the nine month period was an increase in sales generated in the first two quarters of 1996, by the Supermarket Bank division, when there were 19 sales compared to 17 sales in the first two quarters of 1995. During the third quarter of 1996 there was one less sale than during the third quarter of 1995. Sales for the fourth quarter of 1996 are anticipated to be up substancially over the fourth quarter of 1995 due to the installations of Nations Bank branches in the Winn Dixie stores in Florida. We anticipate at least 17 additional sales in 1996.

Other operating expenses increased by 9.42% or $912,000 for the first nine months of 1996 over the same period in 1995 and by 12.18% or $398,000 for the third quarter of 1996 over the third quarter of 1995. Salaries and benefits accounted for $579,000 and $217,000 of these amounts respectively with the number of personnel rising from 180 full time equivalent employees at September 30, 1995 to 207 full time equivalent employees at September 30, 1996. This increase was due to the opening of three additional branches in the second quarter of 1996 and the rapid growth experienced in the third quarter of 1996.

Effective July 1, 1996, the state of Georgia changed its branching law to allow banks to expand into three new counties during the period of July 1, 1996 through June 30, 1998. In accordance with this change, Community Bankshares, Inc. has opened a facility in White county in July of 1996 and plans to open a facility in Hall county in December of 1996. It is anticipated that these two counties will be good market areas for our company.

Occupancy and Equipment expenses were up $361,000 for the nine month period ending September 30, 1996 over the same period ending September 30, 1995 due to the three new branches and the operation of 31 cash dispensing machines.

Net income for the nine month period ended September 30, 1996 was up 18.19% over the same period for 1995 and net income for the three month period ending September 30, 1996 was up 28.03% over the same three month period for 1995. Management expects an even larger rate of increase in the fourth quarter of 1996 compared to the fourth quarter of 1995 due to increased sales from the Supermaret Bank Division.

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