Form 10-K405
period 1996-12-31
COMMUNITY BANKSHARES INC /GA/
filed 1997-03-28
CIK 927478

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

 /x/            Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 1996

 / /           Transition Report Pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934

                        Commission File Number 33-81890

                          Community Bankshares, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                           58-1415887
-------------------------------              ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification No.)

        400 North Main Street, Cornelia, Georgia 30531
    ---------------------------------------------------------
    (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  (706) 778-2265

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X        No
                                        ----         ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X   Not applicable.  Registrant is not required to
           ----
be registered under the Securities Exchange Act of 1934.

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 24, 1997: $18,026,800 (computed by reference to the price at which the stock was sold in the average bid and ask price as of March 24, 1997).

     As of March 24, 1997, 2,004,830 shares of Common Stock were issued and outstanding, par value $1.00 per share.

                              PART I

ITEM 1.   BUSINESS.

     Community Bankshares, Inc. (the "Company") was organized under the laws of Georgia in 1980 and commenced operations in 1981. The Company is a registered bank holding company. All of the Company's activities are currently conducted by or through its subsidiaries, Community Bank & Trust - Habersham ("Community-Habersham"), Community Bank & Trust - Alabama ("Community-Alabama"), Community Bank & Trust - Jackson ("Community-Jackson") and Community Bank & Trust - Troup, ("Community-Troup") (collectively, the "Community Banking Subsidiaries") and the non-bank subsidiary of Community-Habersham, Financial Supermarkets, Inc. ("Financial Supermarkets").

     All references herein to the Company include Community Bankshares, Inc., the Community Banking Subsidiaries and Financial Supermarkets unless the context indicates a different meaning. Unless otherwise indicated, all information in this Prospectus has been adjusted for the stock split effected as a Common Stock dividend and the associated reduction in par value of the Common Stock.

Business Description of Community Banking Subsidiaries
------------------------------------------------------

     GENERAL. Each of the Community Banking Subsidiaries is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit and money transfers. Each Community Banking Subsidiary finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

     DEPOSITS. Each Community Banking Subsidiary offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1996, the Company's aggregate deposit base, totaling approximately $278.7 million, consisted of approximately $36.9 million in noninterest-bearing demand deposits (13.3% of total deposits), approximately $61.7 million in interest-bearing demand deposits (including money market accounts) (22.1% of total deposits), approximately $13.9 million in savings deposits (5% of total deposits), approximately $117.9 million in time deposits in amounts less than $100,000 (42.3% of total deposits), and approximately $48.3 million in time deposits of $100,000 or more (17.3% of total deposits).

     LOANS. Each Community Banking Subsidiary makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. In addition, the Company operates a loan production office in Gainesville, Georgia through Community-Habersham. The Gainesville loan production (the "LPO") office funds and sells on the open market loans guaranteed by the Small Business Administration (the "SBA"). Secured loans include first and second real estate mortgage loans. Each Community Banking Subsidiary also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1996, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 18.1%, 32.9% and 49.0%, respectively, of the Company's total loan portfolio. The real estate loans made by each Community Banking Subsidiary include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

     Commercial lending is directed principally towards businesses within the defined trade area of the Community Banking Subsidiaries or which are existing or potential deposit customers of the Community Banking Subsidiaries. The Gainesville loan production office, however, makes a large portion of loans to individuals and businesses that are not located in its market area. Loans categorized as commercial loans are not secured by real estate. Collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment. Commercial lending decisions are based upon a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's cash flow, sales trends and inventory levels, as well as relevant economic conditions. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

     Loans secured by real estate which are made to businesses are categorized as real estate loans. Often, real estate collateral is deemed to be superior to other collateral available to small-to medium-sized businesses. The underwriting standards of and risks to the Community Banking Subsidiaries are as described below with respect to real estate loans.

     The Community Banking Subsidiaries offer traditional first mortgage loans to individuals for single-family structures. The loans are sold in the secondary market. Since the Community Banking Subsidiaries are originators of mortgages rather than investors, they sell them servicing-released. They offer loan-to-value amounts from 70% to 95%. Various types of fixed-rate and variable-rate products are available. Risks involved with residential mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, interest rate fluctuations and financial deterioration of the borrower.

     The Community Banking Subsidiaries also make residential construction loans, generally for one-to-four unit structures. The Community Banking Subsidiaries require a first lien position on the loans associated with construction projects and offer these loans only to bona fide professional building contractors. Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project and not being diverted to other uses. The loan-to-value ratio for such loans is usually 75% to 85% of the as-built appraised value. Loans for construction can present a high degree of risk to the Community Banking Subsidiaries, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

     Additionally, the Community Banking Subsidiaries make acquisition and development loans to approved developers for the purpose of developing acreage into single-family lots on which houses will be built. The loan-to-value ratio for such loans does not exceed 75% of the value as defined by an independent appraisal, or 100% of the cost, whichever is less. Loans for acquisition and development can present a high degree of risk to the Community Banking Subsidiaries, depending upon, among other things, whether the developer can find builders to buy the lots, whether the builders can obtain financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

     In addition, the Community Banking Subsidiaries make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Consumer lending decisions are based on a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's income, job stability, previous credit history and collateral for the loan. Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn, and consumer financial problems.

     LENDING POLICY. The current lending strategy of each Community Banking Subsidiary is to offer consumer, real estate and commercial credit services to individuals and entities that meet the Company's credit standards. Each Community Banking Subsidiary provides its lending officers with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the particular Community Banking Subsidiary to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.

     LOAN REVIEW AND NONPERFORMING ASSETS. Each Community Banking Subsidiary reviews its loan portfolio to determine deficiencies and corrective action to be taken, and the Company reviews the loan portfolio of each Community Banking Subsidiary. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $75,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Community Banking Subsidiary's Board of Directors. Each Board of Directors reviews all loans over $100,000, whether current or past due, at least once annually. In addition, each Community Banking Subsidiary maintains internal classifications of problem and potential problem loans.

     ASSET/LIABILITY MANAGEMENT. Each Community Banking Subsidiary's Board of Directors is charged with establishing policies to manage the assets and liabilities of the bank. Each Board's task is to manage asset growth, net interest margin and liquidity and capital. The Board directs the bank's overall acquisition and allocation of funds. At its monthly meetings, the Board receives a report from the President of the bank with regard to the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local, state and national economy.

     INVESTMENT POLICY. The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Company's Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The President of each Community Banking Subsidiary implements the policy and reports to the bank's full Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Business Description of Non-Banking Subsidiary
----------------------------------------------

     Financial Supermarkets was created with the goal of strengthening the competitive position of the nation's community banks in the current regulatory environment and given the recent growth of relatively larger commercial banks. Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community-Habersham and has three divisions.

     Financial Supermarkets' primary division, The Supermarket Bank , provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. These services are marketed to interstate, regional and community financial institutions. Financial Supermarkets enters into agreements with major supermarket chains for the rights to establish bank branches in particular sites. Financial Supermarkets then licenses such rights, along with the right to operate the "Supermarket Bank ," to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

     Since 1984, Financial Supermarkets has assisted clients with the development of Supermarket Bank facilities in grocery stores throughout the United States. Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta and Memphis-based National Commerce Bancorp.

     Over its ten-year history, Financial Supermarkets has expanded the scope of its business beyond the supermarket bank industry. In 1988, it formed a consulting division for the financial services industry. The division is based in Atlanta and works with financial institutions across the United States with regard to state and federal regulatory compliance issues and other day-to-day operational matters.

     In 1992, Financial Supermarkets formed a full-service marketing consulting firm to consult with financial institutions throughout north Georgia, in addition to working closely with Supermarket Bank clients to develop related advertising and marketing programs. In 1994, Financial Supermarkets formed a travel agency to provide customers with a full range of travel services.

Competition
-----------

     The banking business is highly competitive. Community-Habersham competes with four other depository institutions in Habersham County, Georgia; Community-Jackson competes with five other depository institutions in Jackson County, Georgia; Community-Alabama competes with two other depository institutions in Bullock County, Alabama and Community-Troup competes with six other depository institutions in Troup County, Georgia. Each Community Banking Subsidiary also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which each Community Banking Subsidiary operates.

Employees
---------

     At December 31, 1996 the Company had 201 full-time employees and 30 part-time employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and management of the Company believes that its employee relations are good.

Supervision and Regulation
--------------------------

     GENERAL. The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Act"). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

     The Bank Holding Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

     The Company must also register with the Department of Banking and Finance of the State of Georgia (the "DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Company and Community-Habersham, Community-Jackson and Community-Troup and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company and each of the Georgia Community Banking Subsidiaries.

     The Company is an "affiliate" of the Community Banking Subsidiaries under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Community Banking Subsidiaries to the Company, (ii) investments in the stock or securities of the Company by the Community Banking Subsidiaries, (iii) the Community Banking Subsidiaries' taking the stock or securities of an "affiliate" as collateral for loans by the Community Banking Subsidiaries to a borrower and (iv) the purchase of assets from the Company by the Community Banking Subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Community-Habersham, Community-Jackson and Community-Troup, as Georgia banking associations, are subject to the supervision of, and are regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") and the DBF. Community-Alabama is subject to the supervision and examination of the Alabama State Banking Department (the "ABD") in addition to the FDIC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving Community-Habersham, Community-Jackson or Community-Troup. The ABD must grant prior approval of any merger, consolidation or other corporate reorganization involving Community-Alabama. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     PAYMENT OF DIVIDENDS. The Company is a legal entity separate and distinct from the Community Banking Subsidiaries. Most of the revenues of the Company result from dividends paid to it by the Community Banking Subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by the Community Banking Subsidiaries, as well as by the Company to its shareholders.

                               7-

     The Community Banking Subsidiaries are each state-chartered banks regulated by the DBF or ABD, as applicable, and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a Georgia bank without first obtaining the written permission of the DBF unless such bank meets all of the following requirements:

     (a) Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

     (b) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed
50% of the net profits after taxes but before dividends for the previous calendar year; and

     (c) The ratio of equity capital to adjusted assets is not less than 6%.

     Under the regulations of the ABD, dividends may be declared by a state bank without obtaining the prior written approval of the ABD only if (i) the bank's surplus (as defined by regulation) is equal to at least 20% of its capital (as defined by regulation) and (ii) the aggregate of all dividends declared or anticipated to be declared in the calendar year does not exceed the total of its net earnings (as defined by regulation) of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. No dividends may be paid from an Alabama bank's surplus without the prior written approval of the ABD.

     The payment of dividends by the Company and the Community Banking Subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Community Banking Subsidiaries, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Community Banking Subsidiary's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Community Banking Subsidiaries. At December 31, 1996, retained earnings available from the Community Banking Subsidiaries to pay dividends totaled approximately $2.5 million. For 1996, the Company's cash dividend payout to shareholders was 6.58% of net income.

     MONETARY POLICY. The results of operations of the Community Banking Subsidiaries are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Community Banking Subsidiaries.

     CAPITAL ADEQUACY. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards are not expected to have a significant effect on the Company's capital requirements.

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent (2%). Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Community Banking Subsidiaries were "well capitalized" institutions at December 31, 1996.

          Set forth below are pertinent capital ratios for the Company and the Community Banking Subsidiaries as of December 31,
1996.

                  Minimum Capital        Community-         Community-          Community-         Community-
                    Requirement          Habersham            Jackson            Alabama              Troup           The Company
                    -----------          ---------            --------           --------             -----           -----------
                  Tier One Capital          12.91              10.62%             12.60%              16.02%             12.28%
                   to Risk-based
                 Assets:  4.00%<F1>

                  Total Capital to          14.17%             11.87%             13.85%              17.27%             13.48%
                     Risk-based
                 Assets:  8.00%<F2>

                   Leverage Ratio            8.91%              7.47%              7.75%              11.90%              8.51%
                 (Tier One Capital
                 to Total Assets):
                      3.00%<F3>

<F1> Minimum required ratio for "well capitalized" banks is 6%
<F2> Minimum required ratio for "well capitalized" banks is 10%
<F3> Minimum required ratio for "well capitalized" banks is 5%

     RECENT LEGISLATIVE AND REGULATORY ACTION. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not anticipated that these regulations will have any appreciable impact on the Company and the Community Banking Subsidiaries.

     Congress and various federal agencies (including, in addition to the Community Banking Subsidiaries' regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

     On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which the bank is already located. After July 1, 1998, all restrictions on state-wide branching would be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

     FDIC INSURANCE ASSESSMENTS FOR THE COMMUNITY BANKING SUBSIDIARIES. The Community Banking Subsidiaries are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Community Banking Subsidiaries were assessed $.23 per $100 of deposits, except for Community-Troup which was assessed $.26 per $100 of deposits, based upon a risk-based system whereby banks were assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate therefore ranges from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $142,498 to the Community Banking Subsidiaries for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, each of the Community Banking Subsidiaries has paid only the legally required annual minimum payment of $2,000 per year for insurance for the 1996 year. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Community Banking Subsidiaries collectively would have been reduced by $331,000 for 1994 and $185,000 for 1995.

     On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act"). The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997,

BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26th that the premium for the first six months for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance. As a result, the Community Banking Subsidiaries will pay no premium for deposit insurance in the first six months of 1997 and will pay a first quarter FICO bond assessment of $6,640.00 in the aggregate. The Bill also provided for certain limited regulatory relief and modifications to certain out-of-state regulations.

ITEM 2.   PROPERTIES.

     Community-Habersham's main office is located at 400 North Main Street, Cornelia, Georgia. Community-Jackson's main office is located at 117 North Elm Street, Commerce, Georgia. Community-Alabama's main office is located at 202 N. Powell Street, Union Springs, Alabama. Community-Troup's main office is located at 201 Broad Street, LaGrange, Georgia. Community-Habersham has nine branch offices (two owned and seven leased, six of which are operated in supermarkets) located in Cornelia, Clarkesville, Cleveland, Demorest, and Gainesville, Georgia, and Community-Jackson has four branch offices (all leased, three of which are operated in supermarkets) located in Commerce and Jefferson, Georgia. Community-Alabama has one branch (leased and operated in a supermarket) in Montgomery, Alabama. Financial Supermarkets leases its main office located in Cornelia, Georgia as well as a division office in Atlanta, Georgia. Community-Habersham leases the property occupied by the loan production office in Gainesville. Management of the Company believes that all of its properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     There is no established public trading market for the Common
Stock. As of January 1, 1997, there were 437 holders of record of the Common Stock.

     In 1996 the Company paid cash dividends of $.135 per share. In addition, the Company had a thirty-for-one stock split effected as a stock dividend on December 28, 1995. The Company paid cash dividends of $.13 in 1995 (as restated to reflect the thirty-for-one stock split). The Company intends to continue to pay cash dividends. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Additionally, the Company will be unable to pay dividends if it is in violation of certain financial covenants under a loan agreement with SunTrust Bank. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Community Banking Subsidiaries. The ability of the Community Banking Subsidiaries to pay dividends to the Company is restricted by applicable regulatory requirements. See "ITEM 1--BUSINESS--Supervision and Regulation."

                             PART II

ITEM 6.   SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,

                                                          1996           1995          1994           1993          1992
                                                          ----           ----          ----           ----          ----
                                                                 Dollars in Thousands, Except Per Share Amounts
                                                         -----------------------------------------------------------------
SELECTED INCOME STATEMENT DATA:

   Total interest income                                 24,465         21,871        17,911         16,948        17,800

   Total interest expense                                11,236          9,875         7,553          7,386         8,619

   Net interest income                                   13,229         11,996        10,358          9,562         9,181

   Provisions for loan losses                               757            849           750            926         1,578

   Non bank subsidiary income                             5,559          3,780         3,007          2,160         1,292


   Other operating income                                 2,833          2,433         2,325          2,131         1,953

   Other operating expenses                              14,950         12,970        11,606         10,143         9,351

   Net income                                             4,044          3,125         2,419          2,194         1,039

   Net income per share of common stock                    1.93           1.54          1.21           1.10          0.54

   Cash dividends per share                                0.14           0.13          0.12           0.12          0.11


SELECTED BALANCE SHEET DATA:

   Total assets                                   $     315,579   $    270,007  $    250,468  $     228,599  $    214,564

   Total deposits                                       278,709        242,442       224,761        205,514       193,429

   Other borrowings                                         616            787         2,233          2,144         2,600

   Redeemable common stock held

    by ESOP                                              6,177              -             -              -             -

   Shareholders' equity                                  21,083         22,469        19,004         17,220        15,241

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND PLAN OF OPERATION.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

        The following is a discussion and analysis of the Company's financial condition at December 31, 1996 and the results of operations for the three year period ended December 31, 1996. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this Annual Report. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report. All financial information and statistical data for years ended prior to December 31, 1995 have been restated to include the acquisition of Community-Troup, which was accounted for as a pooling-of-interest.

        BALANCE SHEET REVIEW. The Company's assets continued to grow during 1996. For the year ended December 31, 1996, consolidated assets grew $45.6 million, or 16.88%, up from 1995's growth of $19.5 million or 7.80%. During 1996, the Company's average assets were $289.3 million, compared with $256.6 million during 1995. This represents a 12.75% increase in average assets during 1996 compared with a 9.04% increase during 1995.

        Total earning assets, which include investment securities, loans, federal funds sold, and interest-bearing deposits in banks increased $34.0 million or 13.78% during 1996. During 1995, earning assets increased $22.3 million, or 9.92%. Average earning assets for 1996 were $263.3 million, an increase of 12.18% over average earning assets in 1995 which were $234.7 million or an increase of 9.16% over 1994.

        The most significant increase in earning assets during 1996 was in net loans, the Company's most profitable earning asset, which increased by $26.0 million or 14.73%. During 1995 net loans increased by $18.3 million, or 11.65%. The Company's average net loans for 1996 were $187.8 million, a 12.07% increase over average loans for 1995. In 1995 average net loans were $167.6 million, a 13.28% increase over 1994. This increase in loans was principally the result of Community-Habersham's efforts to promote loan growth through marketing and the continued growth of the loan production office (LPO), which began showing results in late 1994 and has continued through 1996.

        During 1996 average federal funds sold were $11.9 million an increase of $2.7 million or 29.7% over 1995. This increase was largely attributable to the fact that during 1996 the relatively level yield curve militated against moving excess funds into short term investment securities as well as the Company's desire to maintain liquidity to fund loans. Average federal funds for 1995 was $9.1 million an increase of $1.6 million or 21.9% over 1994.

        In 1996, the amount of investment securities increased by $11.1 million or 20.2%. This increase was mainly attributable to the significant increase in deposits along with management's intentions to maintain the appropriate mix of earning assets in accordance with the company's asset/liability policy. Management's philosophy is to maintain a loan-to-deposit ratio of 75% and maintain adequate liquidity to meet the demands of their depositors and borrowers. The loan-to-deposit ratio was 74% for both December 31, 1996, and 1995.

        The growth in assets for the year ended December 31, 1996 was funded primarily by growth in deposits. Consolidated deposits grew $36.3 million, or 14.96% as compared to $17.7 million in 1995. The majority of the growth was in time deposits, both under and over $100,000, which increased in total by $26.0 million in 1996 as compared to an increase in 1995 of $17.2 million. This change in the deposit make-up resulted primarily from the rising interest-rate environment in 1995 and 1996. As interest rates rise, depositors are more likely to invest available funds in longer-term traditional deposit accounts, while the reverse occurs in a falling interest-rate environment.

        As shown in Table 2 of the Selected Statistical Data, the average yield on time deposits for the year ended December 31, 1996 increased 21 basis points, while short-term deposit accounts decreased 13 basis points. Total yield on interest-bearing liabilities increased 13 basis points compared to a decrease of 3 basis points on interest-earning assets, reducing the net interest spread by 16 basis points compared to 1995. The net interest spread for 1995 was 4.46% up 12 basis points over 1994.

        In 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement Number 115 which upon adoption required the Community Banking Subsidiaries to classify their investments in debt and equity securities as trading, available for sale, or held to maturity. Upon the adoption of FASB 115 in 1994, the Company transferred $11.3 million of securities previously classified as held to maturity to securities available for sale. The Company was required to adjust the securities classified as available for sale to fair value and record the unrealized gain or loss as a component of equity, resulting in unrealized losses of $420,000 as of December 31, 1994. In October of 1995, FASB allowed entities a window in which management could reevaluate their classifications of securities under FASB 115 and reclassify their portfolios based on their current understanding of FASB 115. Under this special provision, the Company transferred $29.6 million of securities from securities held to maturity to securities available for sale, resulting in an unrealized loss included in shareholders' equity of $114,000. It is management's intention to maximize earnings yet provide ample liquidity to fund loan growth as well as reposition the portfolio in a changing interest rate environment. By reclassifying these securities, management became more capable of accomplishing its objectives without jeopardizing regulatory capital requirements.

        At December 31, 1996, the Company reported net unrealized losses of $124,000 in the securities available for sale portfolio as compared to net unrealized losses of $136,000 at December 31, 1995. Net unrealized losses represent the difference in the amortized cost of those securities compared to the fair value at those dates and are included in shareholders' equity, net of the deferred tax effect. Losses would only be realized if the Company sold any security within the available for sale portfolio. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run. In 1996 the Company sold $3.5 million of securities classified as available for sale, realizing net losses of $14,000 on a consolidated basis. The current losses will be more than offset by increased returns of the subsequent security purchases. The held to maturity securities portfolio included net unrealized gains of $172,000 at December 31, 1996 compared to net unrealized gains of $203,000 at December 31, 1995. This decrease is mainly attributable to the increasing rates in the bond market. A rising interest rate environment is inversely related to the fixed-rate portion of the securities portfolio. In 1996 and 1995 rates increased moderately. This interest rate increase caused the Company's fixed rate portfolio to decline slightly in value from the prior year. Table 4 of the Selected Statistical Data summarizes the combined investment portfolios by types of securities. U.S. Treasury and other U.S. Government agencies and corporations represent 41.7% of the total portfolio, which typically provide reasonable returns with limited risk. The remaining portfolio is comprised of municipal securities, mortgage-backed securities, and other investments which provide, in general, higher returns on a tax equivalent basis, with greater risk elements. Management continually monitors the Company's investment portfolios and utilizes forecasting models to project the Company's net interest margin in various rising, flat, and falling interest-rate scenarios. In a changing interest rate environment, management would act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for the effect of inflation on interest rates, inflation does not have a material impact on the Company due to variability and short-term maturities of its earning assets. At December 31, 1996, 64.2% of the Company's earning assets repriced or matured within one year.

        LIQUIDITY AND CAPITAL RESOURCES. The liquidity and capital resources of the Company and the Community Banking Subsidiaries are monitored by management and on a periodic basis by state and federal regulatory authorities. The individual Community Banking Subsidiaries' liquidity ratios at December 31, 1996 were considered satisfactory under their own guidelines as well as regulatory guidelines. At that date, the Community Banking Subsidiaries' short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

        The purpose of liquidity management is to ensure that cash flow is sufficient to satisfy demands for credit, withdrawals, and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities, and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth and accessibility to market sources of funds.

        Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows are influenced by interest rates, general economic conditions and competition and may fluctuate significantly. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

        Cash flows for the Company are of three major types. Cash flows from operating activities consist primarily of interest and fees received on loans, interest received on investment securities, federal funds sold, and interest-bearing deposits less cash paid for interest and operating expenses. Investing activities use cash for the purchase of interest-bearing deposits, investment securities, fixed assets and to fund loans. Investing activities also generate cash from the proceeds of matured interest-bearing deposits, matured investment securities, sales of investment securities, loan repayments and principal prepayments of securities. Cash flows from financing activities generate cash from a net increase in deposit accounts and other borrowed funds. Financing activities use cash for the payment of cash dividends and notes payable.

        For the year ended December 31, 1996, $23.9 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $7.3 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $10.8 million of interest paid on deposits and borrowings, $8.3 million paid for salaries and other personnel benefits and $8.5 million paid for occupancy and equipment expenses, income taxes and other operating payments. Cash flows of $17.2 million were provided by the proceeds of sales and maturities of investment securities. Cash flows of $28.3 million were used to purchase investment securities. Cash flows provided by financing activities consisted of $36.3 million in net increases in deposits and were primarily used to fund the $27.0 million net increase in loans. The net increase in cash and due from banks and other interest-bearing deposits for the year ended December 31, 1996 was $6.0 million, which includes a net decrease in other borrowings of $171,000.

        For the year ended December 31, 1995, $21.5 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $7.9 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $9.0 million of interest paid on deposits and borrowings, $6.8 million paid for salaries and other personnel benefits and $6.9 million paid for occupancy expenses, income taxes and other operating payments. Cash flows of $20.0 million were provided by the proceeds of sales and maturities of investment securities. Cash flows of $19.7 million were used to replace all of those securities maturing and sold. Cash flows provided by financing activities consisted of $17.7 million in net increases in deposits and were primarily used to fund the $19.7 million net increase in loans. The net decrease in cash and due from banks for the year ended December 31, 1995 was $1.3 million, which includes a net decrease in other borrowings of $1.4 million.

        At December 31, 1996, the Company's and Community Banking Subsidiaries' capital ratios were considered adequate based on the minimum capital requirements of the FDIC and applicable state regulatory agencies. During 1996, the Company increased capital, by retaining net earnings of $3.8 million and issuing $1.0 million of common stock, compared to an increase in 1995 of $2.9 million in retained net earnings and $253,000 in common stock. Management believes that the liquidity and capital ratios of the Company and the Community Banking Subsidiaries are adequate based on regulatory requirements.

        The Company is capable of meeting its debt service requirements related to existing long-term debt and other borrowings through dividends available from its subsidiaries and current operations. At December 31, 1996, approximately $2.5 million was available to be paid as dividends to the Company from the Community Banking Subsidiaries. Although the Company considers that it has adequate capital to meet its short-term needs, the Company, at times, may seek additional capital to support its long-term business goals, including expansion of its fixed asset base, and for general corporate purposes.

        For a tabular presentation of the Community Banking
Subsidiaries' capital ratios at December 31, 1996, see
"SUPERVISION AND REGULATION".

        The Company is not aware of any other trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

        EFFECTS OF INFLATION. Inflation impacts banks differently than non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate with inflation. A bank can reduce the impact of inflation by managing its rate sensitivity gap, which represents the difference between rate-sensitive assets and rate-sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate-sensitivity gap, thereby seeking to minimize the potential effects of inflation. See "Asset/Liability Management".


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

NET INTEREST INCOME. The Company's results of operations are influenced by management's ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Net interest income increased by $1.2 million for the year ended December 31, 1996 as compared to an increase of $1.6 million for the same period in 1995. The increase in net interest income is attributable to increases in earning assets, particularly loans. The yield on interest-earning assets declined 3 basis points in 1996 from 1995. The decrease in the rates on interest-earning assets resulted in a decrease in interest income of $43,000, as shown in Table 3 of the Selected Statistical Data. This decrease combined with the increase in average earning assets of $28.6 million, net of the increase in average interest-bearing liabilities of $21.7 million, accounts for the 10.3% increase in net interest income. Net interest income increased for all Community Banking Subsidiaries as shown below:

                                                   Net Interest Income     Increase/
                                                   1996         1995       (Decease)
                                                   ----         ----       ---------
                                                         (Dollars in Thousands)
                     Community-Habersham         $  8,274    $  7,557      $    717
                     Community-Jackson              2,713       2,399           314
                     Community-Alabama              1,050         843           207
                     Community-Troup                1,251       1,162            89
                                                   ------      ------         -----
                                                 $ 13,288    $ 11,961      $  1,327
                                                   ======      ======         =====

             The 16 basis point decrease in the net interest spread in Table 2 is indicative of the changes in the interest rate environment. The increase in rates on time deposits slightly outpaced the increase in rates on loans which was the main cause for the decrease in net interest spread. The Company will continue to actively monitor and maintain the net interest spread to counter act the current market trends. Net interest income for 1995 increased $1.6 million over 1994. The significant increase is mainly attributable to the increase in interest yields on interest-earning assets outpacing the increase in the rates on interest-bearing liabilities by 12 basis points. The net yield on interest-earning assets increased 29 basis points in 1995 over 1994. Table 2 of the Selected Statistical Data depicts the interest yields and interest income and expense for the three years ended December 31, 1996.


        PROVISION FOR LOAN LOSSES. Provision for loan losses for the year ended December 31, 1996 decreased by $92,000 from $849,000 at December 31, 1995. This decrease is associated with improved loan quality, as management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. Provision of loan losses increased $99,000 in 1995 compared to 1994 mainly due to the significant increase in loans and management's wishes to maintain adequate reserves. The guaranteed portion of loans generated by the LPO are subsequently sold. Because most loans generated by the LPO are out-of-market, the loans generated by the LPO require additional allowances due to the greater risk of loss in the event of a default. These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans by the Community Banking Subsidiaries.

        As shown in Table 8 of the Selected Statistical Data, nonperforming loans, which includes nonaccrual and restructured loans, decreased $346,000 from December 31, 1995 compared to a $1,381,000 increase over 1994. The increase over 1994 is mainly attributable to two borrowers who filed bankruptcy in 1995. Management has reviewed these loans and determined that the likelihood of any loss in principal is minimal because the loans are adequately collateralized. The ratio of the allowance for loan losses to nonperforming loans increased from 147% at December 31, 1995 to 207% at December 31, 1996. In 1995, the Company adopted FASB 114 and 118, which requires that impaired loans be measured based on the present value of expected future cash flows, the loan's observable market price or at the fair value of the collateral if collateral dependent. At December 31, 1996, the loans associated with the two borrowers mentioned above were identified as impaired, as were all nonaccrual loans, but the Company determined that no reserves were required because of the Company's collateral positions.

        The allowance for loan losses as a percentage of total loans outstanding at December 31, 1996 and 1995 was 1.75% and 1.71% respectively. Net charge-offs in 1996 decreased by $250,000 from $475,000 in 1995, and the net charge-off ratio decreased from .28% in 1995 to .12% in 1996. Based on management's evaluation of the loan portfolio, including a review of past loan losses, current conditions which may affect borrowers' ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

        The Company continues to have a concentration in real estate loans, representing 32.6% and 39.8%, respectively, of total loans at December 31, 1996 and 1995. Management has implemented policies to limit extensions of credit to one borrower and its affiliates. By this method, along with proper underwriting standards, a fully implemented loan review system and geographic diversification, management attempts to minimize the risk associated with the concentrations of credit.

        OTHER INCOME. Other operating income consists of income from operations of the Community Banking Subsidiaries and Financial Supermarkets . Traditional non-interest income of the Community Banking Subsidiaries accounts for only 33.8%, or $2.8 million, of total other income for 1996, 39.2% in 1995, and 43.6% in 1994.

                                                     Other Operating Income       Increase
                                                        1996       1995          (Decrease)
                                                        ----       ----          ---------
                                                         (Dollars in Thousands)
             Community Banking Subsidiaries
                     Community-Habersham            $  3,065     $  2,087         $    978
                     Community-Jackson                   732          753              (21)
                     Community-Alabama                   164          168               (4)
                     Community-Troup                     176          141               35
                                                      ------       ------            -----
                                                    $  4,137     $  3,149         $    988
                                                      ======       ======            =====

                     Financial Supermarkets(R)      $  5,559     $  3,780         $  1,779
                                                      ======       ======            =====

        The majority of the increase in other operating income of the Community Banking Subsidiaries is related to the growth in deposits. Service charges on deposit accounts increased by $205,000 and $76,000, respectively, for the years ended December 31, 1996 and 1995. These increases normally have a direct relationship with the change in demand deposit and savings accounts. Average demand deposit and savings accounts increased $9.8 million in 1996 compared to $1.9 increase in 1995 over 1994. The decrease in other income for Community-Jackson is mainly attributable to a decrease in gains on the sale of loans. The decrease in other income for Community-Alabama is partly attributable to a one time trust fee of $12,000 in 1995. Included in other operating income of the Community Banking Subsidiaries are gains on sale of loans recognized by Community-Habersham and Jackson of $302,000 and $80,000, respectively. This represents a decrease from 1995 of $79,500.

        The allocation of services as a percentage of total income for Financial Supermarkets is shown below:

                                    FINANCIAL SUPERMARKETS(R)

           Supermarket sales                                                75%
           Supermarket consulting and ancillary services                    20
           Consulting                                                        5
                                                                           ---
                                                                           100%

             The primary business of Financial Supermarkets(R) "FSI" is the sales and related services offered to establish and operate a Supermarket Bank(R) service center. In 1996, Financial
Supermarkets(R) had net sales revenue of $4.2 million compared to $2.4 million in 1995, an increase of $1.8 million or 73.2%. The increase in net sales revenues in 1995 over 1994 was $600,000, or 30.5%.

        In 1996 FSI entered into a contract with Nations
Bank South to construct and install up to 240 Supermarket Bank units in the Southeastern United States. This contract significantly increased net income as well as other expenses in 1996. During
1996 FSI installed a total of 46 banking center units, of which 15 were part of the NationsBank contract. Income related to the NationsBank contract began to be recognized in the fourth quarter of 1996 as the first phase of the project to install 40 banking units. In 1997 NationsBank restructured the contract to provide that FSI would not be involved in the installation of any additional banking center units after the first 40 units. The contract provides, however, that FSI will receive monthly consulting feees in connection with any supermarket bank units constructed by NationsBank in Winn-Dixie Stores located in the state of Florida. These consulting fees will continue for 15 years from the date the supermarket unit is opened, decreasing gradually after each five year period. The estimated income from the original 40 units is approximately $360,000 a year during the first five year period.


        FSI continues to maintain a steady flow of new supermarket banking units to be completed outside of the Nations Bank contract.
FSI has continued to increase its number of units completed for each of the last three years and this trend is expected to continue with the exception of the extraordinary increase last year and this year related to the NationsBank Contract.

        NON-INTEREST EXPENSE. Other expenses increased for the year ended December 31, 1996 by $2.20 million, compared to $1.4 million in 1995, a 15.27% increase. Most significant in both years were increases of $1.5 million and $857,000 in salaries and employee benefits, respectively. The increase in salaries and benefits is directly related to the growth of the Community Banking Subsidiaries and Financial Supermarkets. For the years ended December 31, 1996, 1995, and 1994 the Company had total employees of 216, 172, and 149, respectively. Other expenses for 1995 increased $1.4 million or 11.75% compared to 1994, primarily for the same reasons stated above.

        Deposit insurance premiums decreased by $253,000 for each year ended December 31, 1996 and 1995 due to regulatory changes. Expenses associated with other real estate decreased by $90,000 in 1996 and declined by $203,000 during 1995. Other operating expenses increased by $610,000 in 1996 compared to $13,000 in 1995. The increase in other operating expenses include expenses preparing for the Nations Bank contract discussed earlier, the travel expenses related to the Nations Bank contract, and expenses associated with adding five additional branch locations.

                                                                       Other Expenses              Increase
                                                                    1996           1995           (Decrease)
                                                                    ----           ----           ---------
                                                                   (Dollars in Thousands)
The Company
                     Salaries and benefits                    $    8,266       $    6,785         $    1,481
                     Equipment expenses                            1,374            1,272                102
                     Occupancy expenses                              807              699                108
                     Deposit Insurance premiums                       12              265               (253)
                     Data processing expenses                        422              329                 93
                     Travel expenses                                 531              526                  5
                     Office supply expenses                          373              302                 71
                     Professional fees                               253              400               (147)
                     Other real estate expenses                      135              225                (90)
                     Other operating expenses                      2,777            2,167                610
                                                                  ------           ------              -----
                                                              $   14,950       $   12,970         $    1,980
                                                                  ======           ======              =====

              INCOME TAXES. The Company incurred income tax expenses of $1.9 million in 1996 which represented an effective tax rate of 32%, compared to tax expense of $1.3 million in 1995, or an effective tax rate of 29%. The increase in the effective tax rate is related to the income of Financial Supermarkets, which does not generate tax-free income as do the Community Banking Subsidiaries. Income tax expense increased $148,000 from 1994 to $1,265,000 in 1995. The effective tax rate at December 31, 1994 was 28%.

             NET INCOME. The Company's net income for 1996 was $4,044,000, as compared to $3,125,000 in 1995, an increase of 29.41%. The increase in net income between 1996 and 1995 is primarily attributable to the additional interest and fees on loans related to growth and the performance of Financial Supermarkets. Net income for 1995 increased to $3,125,000 or 29% over 1994's net income of $2,419,000.

             ASSET/LIABILITY MANAGEMENT. The Company's objective is to manage assets and liabilities to maintain satisfactory and consistent profitability. Officers of each Community Banking Subsidiary are charged with monitoring policies and procedures designed to ensure an acceptable asset/liability mix. Management's philosophy is to support asset growth primarily through growth of core deposits within the Community Banking Subsidiaries' market areas.

             The Company's asset/liability mix is monitored regularly with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors of each Community Banking Subsidiary monthly. Management's objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact on earnings of substantial fluctuations in interest rates. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within the relevant period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

             A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may significantly impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Also, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts may decrease in the event of an interest rate increase. Changes in interest rates also effect the Company's liquidity position. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively effect the Company's liquidity position.

             At December 31, 1996, the Company's cumulative one year interest rate sensitivity gap ratio was .81%. The Company was cumulatively within its targeted range of 80% to 120% for all time horizons.

             The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                           Community Bankshares, Inc.
                                                             Consolidated Gap Report


                                                          After              After
                                                          Three              One
                                                          Months            Year but
                                          Within            but              Within           After
                                           Three          Within             Five             Five
                                          Months         One Year            Years            Years            Total
                                          ------         --------            -----            -----            -----
                                                                (Dollars in Thousands)
Earnings assets:
   Interest-bearing deposits          $     208          $   - -          $   - -          $   - -         $     208
   Federal funds sold                     8,345              - -              - -              - -             8,345
   Investment securities                 37,923             4,090           23,999               60           66,072
   Loans                                 78,432            50,960           56,139           20,255          205,786
                                        -------            ------           ------           ------          -------
                                      $ 124,908          $ 55,050         $ 80,138         $ 20,315        $ 280,411
                                        -------            ------           ------           ------          -------
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                        $  61,676          $   - -          $    - -         $    - -        $  61,676
   Savings                               13,949              - -               - -              - -           13,949
   Time deposits, $100,000
      and over                           19,655            22,668            5,561              444           48,328
   Time deposits, less than
      $100,000                           37,738            66,956           12,349              836          117,879
   Other borrowings                          39               115              462              - -              616
                                        -------            ------           ------           ------          -------
                                      $ 133,057          $ 89,739         $ 18,372         $  1,280        $ 242,448
                                        -------            ------           ------           ------          -------
Interest rate sensitivity
       gap                           $  (8,149)         $ (34,689)        $ 61,766         $ 19,035        $  37,963
                                        ======            =======           ======           ======           ======
Cumulative interest rate
       sensitivity gap               $  (8,149)         $ (42,838)        $ 18,928         $ 37,963
                                        ======            =======           ======           ======
Interest rate sensitivity
       gap ratio                          0.94                .61             4.36            15.87
                                          ====                ===             ====            =====
Cumulative interest rate
       sensitivity gap ratio              0.94                .81             1.08             1.16
                                          ====                ===             ====            =====

                  SELECTED STATISTICAL INFORMATION

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders' equity of the Company; the interest rates and interest differentials experienced by the Company; changes in interest income and expense related to rate and volume; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities and sensitivity to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1   Average Balances

The condensed average balance sheets for the periods indicated are presented below <F1>.

                                                                          Year Ended December 31,
                                                                1996                1995               1994
                                                                ----                ----               ----
                                                                            (Dollars in Thousands)
                     ASSETS
Cash and due from banks                                   $     13,539         $    10,844         $    9,959
Interest-bearing deposits in banks                                 364                 293                902
Taxable securities                                              43,337              43,506             45,784
Nontaxable securities                                           16,520              11,206             10,372
Unrealized losses on securities
   available for sale                                             (130)               (256)              (240)
Federal funds sold                                              11,864               9,146              7,501
Loans <F2>                                                     191,180             170,525            150,426
Allowance for loan losses                                       (3,368)             (2,944)            (2,494)
Other assets                                                    16,013              14,271             13,119
                                                             ---------           ---------           --------
                                                          $    289,319         $   256,591         $  235,329
                                                             =========           =========           ========

Total interest-earning assets                             $    263,265         $   234,676         $  214,985
                                                             =========           =========           ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                            $     33,052         $    28,031        $    24,445
   Interest-bearing demand                                     57,240              53,498             55,726
   Savings                                                     13,145              12,141             11,624
   Time                                                       153,814             135,493            119,969
                                                            ---------           ---------          ---------
      Total deposits                                     $    257,251         $   229,163        $   211,764
Other borrowings                                                  885               2,205              1,794
Other liabilities                                               6,489               4,389              3,681
                                                            ---------           ---------          ---------
      Total liabilities                                  $    264,625         $   235,757        $   217,239
                                                            ---------           ---------          ---------
Shareholders' equity <F3><F4>                            $     24,694         $    20,834        $    18,090
                                                            ---------           ---------          ---------
                                                         $    289,319         $   256,591        $   235,329
                                                            =========           =========          =========

Total interest-bearing liabilities                       $    225,084         $   203,337        $   189,113
                                                            =========           =========          =========

<F1>  Average balances were determined using the daily average balances during the year for each category.
<F2>  Average loans include nonaccrual loans and are stated net of unearned income.
<F3>  In accordance with SFAS 115, average unrealized losses on securities available for sale have been included in average shareholders' equity at $276,000, $154,000, and $189,000 for
      1996, 1995, and 1994 respectively, which is the average balance for the year, net of average taxes.
<F4>  Average shareholders' equity includes redeemable common stock held by ESOP.

TABLE 2   INTEREST INCOME AND INTEREST EXPENSE

        The following tables set forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                       Year Ended December 31,
                                                         1996                     1995                     1994
                                                         ----                     ----                     ----
                                                        Average                 Average                    Average
                                                   Interest   Rate        Interest     Rate         Interest     Rate
                                                   --------   ----        --------     ----         --------     ----
INTEREST INCOME:
       Interest and fees on loans <F1>            $  20,440   10.69%       $ 18,146    10.64%      $   14,419     9.59%
       Interest on taxable securities                 2,483    5.73           2,550     5.86            2,534     5.53
       Interest on nontaxable securities <F2>           908    5.50             641     5.72              640     6.17
       Interest on Federal funds sold                   625    5.27             518     5.66              289     3.85
       Interest on deposits in banks                      9    2.47              16     5.46               29     3.22
                                                     ------    ----          ------     ----           ------     ----
                 Total interest income            $  24,465    9.29%       $ 21,871     9.32%       $  17,911     8.33%
                                                     ------                  ------                    ------
INTEREST EXPENSE:
       Interest on interest-bearing
             demand deposits                      $   1,797    3.14%       $  1,749     3.27%        $  1,718     3.08%
       Interest on savings deposits                     372    2.83             343     2.83              330     2.84
       Interest on time deposits                      9,002    5.85           7,647     5.64            5,411     4.51
       Interest on other borrowings                      65    7.34             136     6.17               94     5.24
                                                     ------                   -----     ----            -----     ----
                 Total interest expense           $  11,236    4.99%       $  9,875     4.86%        $  7,553     3.99%
                                                     ------                   -----                     -----

NET INTEREST INCOME                               $  13,229                $ 11,996                  $ 10,358
                                                     ======                  ======                    ======
       Net interest spread                                     4.30%                   4.46%                      4.34%
       Net yield on average
         interest-earning assets                               5.02%                   5.11%                      4.82%

<F1>  Interest and fees on loans include $771,000, $512,000, and
      $1,117,000 of loan fee income for the years ended December 31, 1996, 1995, and 1994, respectively. Interest income recognized during 1996, 1995, and 1994 on nonaccrual loans was $41,000, $24,000, and $20,000, respectively.
<F2>  Yields on nontaxable securities have not been computed on a tax equivalent basis.

TABLE 3   RATE AND VOLUME ANALYSIS

        The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                      Year Ended December 31,
                                                                          1996 vs. 1995
                                                                        Changes Due To:
                                                                                        Increase
                                                             Rate       Volume         (Decrease)
                                                             ----       ------         ----------
                                                                    (Dollars in Thousands)
Increase (decrease) in:
   Income from interest-earning assets:
   Interest and fees on loans                          $     85        $  2,209       $  2,294
   Interest on taxable securities                           (57)            (10)           (67)
   Interest on nontaxable securities                        (25)            292            267
   Interest on Federal funds sold                           (36)            143            107
   Interest on deposits in banks                            (10)              3             (7)
                                                           ----          ------          -----
        Total interest income                          $    (43)       $  2,637       $  2,594
                                                           ----          ------          -----
  Expense from interest-bearing liabilities:
  Interest on interest-bearing deposits                $    (73)       $    121       $     48
  Interest on savings deposits                                1              28             29
  Interest on time deposits                                 291           1,064          1,355
  Interest on other borrowings                               21             (92)           (71)
                                                           ----           -----          -----
        Total interest expense                         $    240        $  1,121       $  1,361
                                                           ----           -----          -----
        Net interest income                            $   (283)       $  1,516       $  1,233
                                                          =====           =====          =====
                                                                Year Ended December 31,
                                                                    1995 vs. 1994
                                                                   Changes Due To:
                                                                                        Increase
                                                           Rate         Volume         (Decrease)
                                                           ----         ------         ----------
                                                                     (Dollars in Thousands)
Increase (decrease) in:
   Income from interest-earning assets:
   Interest and fees on loans                          $  1,684        $  2,043       $  3,727
   Interest on taxable securities                           146            (130)            16
   Interest on nontaxable securities                        (48)             49              1
   Interest on Federal funds sold                           156              73            229
   Interest on deposits in banks                             13             (26)           (13)
                                                           ----           -----          -----
       Total interest income                           $ (1,951)       $  2,009       $  3,960
                                                           ----           -----          -----
   Expense from interest-bearing liabilities:
   Interest on interest-bearing deposits               $    101        $    (70)      $     31
   Interest on savings deposits                              (2)             15             13
   Interest on time deposits                              1,476             760          2,236
   Interest on other borrowings                              18              24             42
                                                           ----           -----          -----
       Total interest expense                          $  1,593        $    729       $  2,322
                                                           ----           -----          -----
       Net interest income                             $    358        $  1,280       $  1,638
                                                          =====           =====          =====

                          INVESTMENT PORTFOLIO

TABLE 4   TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated are summarized as follows <F1>:

                                                                             December 31,
                                                               1996              1995              1994
                                                               ----              ----              ----
                                                                       (Dollars in Thousands)
U.S. Treasury and other U.S. Government
     agencies and corporations                           $     27,561      $    27,965       $     30,683
Municipal securities                                           19,788           14,203             10,279
Mortgage-backed securities                                     17,806           12,140             13,003
Equity securities                                                 917              658                883
                                                               ------           ------             ------
                                                         $     66,072      $    54,966       $     54,848
                                                               ======           ======             =======

<F1>  Securities include "held to maturity" securities
      carried at amortized cost and "available for sale" securities carried at fair value in accordance with SFAS 115.

          The Community Banking Subsidiaries' mortgage-backed security portfolio consists of sixty U.S. Government corporation sponsored collateralized mortgage obligations. The actual maturities of these securities will differ from the contractual maturities because borrowers on the underlying loans may have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to accelerate while increases in the interest rates will have the reverse effect on prepayments. Prepayments of the underlying mortgages may shorten the life of the security, thereby adversely affecting the yield to maturity. In an increasing interest rate environment, the Community Banking Subsidiaries may have a security yielding a return less than the current yields on comparable securities. However, because the majority of these securities in mortgage-backed securities have adjustable rates, the negative effects of changes in interest rates on earnings and the carrying values of these securities are somewhat mitigated.

Table 5   Maturities

               The amounts of securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.

                          U.S. Treasury and Other
                          U.S. Government Agencies
                             and corporations <F3>      Municipal securities <F2>     Other Securities<F4>
                           Amount        Yield <F1>     Amount      Yield <F1>        Amount       Yield <F1>
                           ------        -----          ------      -----             ------       -----
One year or less          $  3,900        5.11%      $  3,016        5.91%           $   917       4.53%

After one year
  through five years        26,384        5.84          3,480        5.61                - -         - -

After five years
  through ten years          5,495        6.75           4,201       5.21                - -         - -

After ten years              9,588        6.10           9,091       5.14                - -         - -
                            ------                      ------                          ----       -----

     Total               $  45,367        5.94%      $  19,788       5.35%            $  917       4.53%

<F1>   Yields were computed using book value, coupon interest,
       adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

<F2>  Yields on municipal securities have not been computed on a tax equivalent basis.

<F3>  The above schedule includes mortgage-backed securities based on their contractual maturity date. In practice, cash flow in these securities is significantly faster than their stated maturity schedules.

<F4>  Other securities consists of equity securities and are included in the under one year maturity range because the securities have no contractual maturity date.

LOAN PORTFOLIO

Table 6   Types of Loans

          The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                        December 31,
                                              1996             1995           1994            1993           1992
                                              ----             ----           ----            ----           ----
                                                                    (Dollars in Thousands)
Commercial, financial
  and agricultural <F1>                 $   102,231      $    77,871     $    77,437    $    60,032    $     57,589
Real estate-construction                      9,506            8,036           8,703          7,430           8,364
Real estate-mortgage                         57,566           63,312          50,856         56,639          58,050
Consumer and other <F2>                      36,483           30,072          25,269         20,848          18,391
                                           --------          -------         -------        -------         -------
                                        $   205,786      $   179,291     $   162,265    $   144,949    $    142,394
Less allowance for loan losses               (3,592)          (3,060)         (2,686)        (2,457)         (2,242)
                                           --------          -------         -------        -------         -------
     Net loans                          $   202,194      $   176,231     $   159,579    $   142,492    $    140,152
                                           ========          =======         =======        =======         =======

<F1>  Commercial, financial and agricultural loans include loans held for sale which are disclosed separately in the consolidated balance sheets.

<F2>  Amounts are disclosed net of unearned loan income.

          See "BUSINESS   Business Description of the Community Banking
Subsidiaries - Loans" for a description of the composition of each loan category, the underwriting criteria and risks that are unique to each category.

TABLE 7   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
          RATES

          Total loans as of December 31, 1996 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years.

                                                                                 December 31, 1996
                                                                                 -----------------
                                                                              (Dollars in Thousands)
Maturity:
 One year or less:
        Commercial, financial and agricultural                                        $  70,241
        Real estate-construction                                                          9,506
        All other loans                                                                  33,415
                                                                                        -------
                                                                                      $ 113,162
                                                                                        -------
After one year through five years:
        Commercial, financial and agricultural                                        $  -2,701
        Real estate-construction                                                            --
        All other loans                                                                  47,375
                                                                                        -------
                                                                                      $  60,076
                                                                                        -------
After five years:
        Commercial, financial and agricultural                                        $   7,842
        Real estate-construction                                                            --
        All other loans                                                                  24,706
                                                                                        -------
                                                                                      $  32,548
                                                                                        -------
                                                                                      $ 205,786
                                                                                        =======

     The following table summarizes loans at December 31, 1996 with due dates after one year which have predetermined and floating or adjustable interest rates.

                                                                       December 31, 1996
                                                                    (Dollars in Thousands)

      Predetermined interest rates                                      $   60,542
      Floating or adjustable interest rates                                 32,082
                                                                            ------

                                                                        $   92,624
                                                                            ======

     Records were not available to present the above information in each loan category listed in the first paragraph above and could not be reconstructed without undue burden and cost to the Company.

Table 8   Nonaccrual, Past Due and Restructured Loans

     Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

                                                                             December 31,

                                                         1996        1995         1994        1993        1992
                                                         ----        ----         ----        ----        ----
                                                                        (Dollars in Thousands)
Nonaccrual loans                                    $    1,119     $  1,456     $  640     $  1,649     $ 2,059

Loans contractually past due ninety days
   or more as to interest or principal
   payments and still accruing                             445          345        310           62         385

Loans, the terms of which have been
   renegotiated to provide a reduction
   or deferral of interest or principal
   because of deterioration in the
   financial position of the borrower                     620           629         64           73          78

Loans, now current about which there are
   serious doubts as to the ability of
   the borrower to comply with present
   loan repayment terms                                   - -          - -         - -           - -          - -

   The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 1996 is as follows:

                                                                                     December 31, 1996
                                                                                     -----------------
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                           $120,000
                                                                                          =======

Interest income that was recorded on nonaccrual and restructured loans                   $ 41,000
                                                                                            =====

     The Community Banking Subsidiaries' policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

COMMITMENTS AND LINES OF CREDIT

     The Community Banking Subsidiaries will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 1996 and 1995 were $17,131,000 and $20,678,000, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

TABLE 9

     The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the reserve for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                                                         December 31,
                                                  1996           1995           1994           1993           1992
                                                  ----           ----           ----           ----           ----
                                                                        (Dollars in Thousands)
Average amount of loans outstanding            $ 191,180      $ 170,525      $ 150,426      $ 143,531       $ 139,304
                                                 =======        =======        =======        =======         =======
Balance of allowance for loan losses
   at beginning of year                        $   3,060      $   2,686      $   2,457      $   2,242       $   2,030
                                                 -------        -------        -------        -------         -------
Loans charged off
   Commercial                                  $   (118)      $   (221)      $   (344)      $   (441)       $   (744)
   Real estate mortgage                              - -            - -            - -          (237)           (183)
   Consumer                                        (211)          (331)          (244)          (157)           (680)
                                                 -------        -------        -------        -------         -------
                                               $   (329)      $   (552)      $   (588)      $   (835)       $ (1,607)
                                                 -------        -------        -------        -------         -------

Loans recovered
   Commercial                                  $       5      $      12      $      11      $       7       $      77
   Real estate mortgage                               35             12              5              5              36
   Consumer                                           64             53             51            112             128
                                                 -------        -------        -------        -------         -------
                                               $     104      $      77      $      67      $     124       $     241
                                                 -------        -------        -------        -------         -------
Net charge-offs                                $    (225)     $    (475)     $    (521)     $    (711)      $  (1,366)
                                                 -------        -------        -------        -------         -------
Additions to allowance charged
   to operating expense during year            $     757      $     849      $     750      $     926       $   1,578
                                                 -------        -------        -------        -------         -------
Balance of allowance for loan losses
   at end of year                              $   3,592      $   3,060      $   2,686      $   2,457       $   2,242
                                                 -------        -------        -------        -------         -------
Ratio of net loans charged off during
   the year to average loans outstanding           0.12%          0.28%          0.35%          0.50%           0.98%
                                                   ====           ====           ====           ====            ====

ALLOWANCE FOR LOAN LOSSES

     The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $3,592,000 at December 31, 1996, representing 1.75% of total loans, compared with $3,060,000 at December 31, 1995, which represented 1.71% of total loans. The allowance for loan losses is reviewed regularly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 1996.

     Historically, management has not allocated the Company's allowance for loan losses to specific categories of loans. However, based on management's best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 1996, 1995, 1994, 1993, and 1992 is summarized below:

                                         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                     December 31,
                                 1996        1995        1994        1993        1992
                                 ----        ----        ----        ----        ----
                                                 (Dollars in Thousands)
     Commercial                $ 1,830     $ 1,347     $ 1,508     $ 1,219     $ 1,091
     Real estate                   105         467         599         492         525
     Consumer                    1,657       1,246         579         746         626
                                 -----       -----       -----       -----       -----
                               $ 3,592     $ 3,060     $ 2,686     $ 2,457     $ 2,242
                                 =====       =====       =====       =====       =====

                                    Percent of Loans in Each Category to Total Loans

                                                      December 31,
                                 1996        1995        1994         1993        1992
                                 ----        ----        ----         ----        ----

      Commercial                  50%         43%         48%          41%         40%
      Real estate                 33          40          37           44          47
      Consumer                    17          17          15           15          13
                                 ---         ---         ---          ---         ---
                                 100%        100%        100%         100%        100%
                                 ===         ===         ===          ===         ===

DEPOSITS

TABLE 10


     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. <F1>

                                                                      Year Ended December 31,
                                                          1996                    1995                    1994
                                                          ----                    ----                    ----
                                                               Average                  Average                 Average
                                                  Balance        Rate       Balance      Rate      Balance        Rate
                                                  -------        ----       -------      ----      -------        ----
      Noninterest-bearing demand deposits       $  33,052        - -%    $   28,031      - -%   $   24,445         - -%
      Interest-bearing demand deposits             57,240        3.14        53,498      3.27       55,726        3.08
      Savings deposits                             13,145        2.83        12,141      2.83       11,624        2.84
      Time deposits                               153,814        5.85       135,493      5.64      119,969        4.51
                                                  -------                   -------                -------
           Total deposits                       $ 257,251                $  229,163             $  211,764
                                                  =======                   =======                =======

<F1>     Average balances were determined using the daily average balances during the year for each category.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

                                                                December 31, 1996
                                                                -----------------
                                                             (Dollars in Thousands)
        Three months or less                                         $ 18,824
        Over three through six months                                  11,600
        Over six through twelve months                                 10,190
        Over twelve months                                              7,714
                                                                       ------
                              Total                                  $ 48,328
                                                                       ======

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

Table 11

     The following rate of return information for the years indicated is presented below.

<CAPTION

                                                              Year Ended December 31,
                                                        1996            1995             1994
                                                        ----            ----             ----
      Return on assets <F1>                            1.40%            1.22%            1.03%
      Return on equity <F2>                           16.38%           15.00%           13.37%
      Dividend payout ratio <F3><F5>                   7.25%            8.44%            9.92%
      Equity to assets ratio <F4>                      8.54%            8.12%            7.69%

<F1>  Net income divided by average total assets.
<F2>  Net income divided by average equity.
<F3>  Dividends declared per share divided by net income per share.
<F4>  Average equity divided by average total assets.
<F5>  Dividends declared per share after restatement for the stock split as disclosed in the consolidated financial statements are $0.14, $0.13, and $0.12 per share for 1996, 1995 and 1994, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Community Bankshares, Inc.
   and Subsidiaries
Cornelia, Georgia


         We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




   /s/ Mauldin & Jenkins, LLC



Atlanta, Georgia
January 10, 1997

                            COMMUNITY BANKSHARES, INC.
                                 AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1996 AND 1995

                                                                                            1996                      1995
                                      Assets                                                ----                      ----
                                      ------
Cash and due from banks                                                                $   19,479,573          $    13,645,886
Interest-bearing deposits in banks                                                            208,224                        0
Federal funds sold                                                                          8,345,000               12,195,000
Securities available-for-sale                                                              47,417,952               42,686,184
Securities held-to-maturity (fair value $18,826,126 and $12,483,394)                       18,653,842               12,280,209
Loans held for sale                                                                         2,484,117                  450,000
Loans                                                                                     203,301,540              178,841,321
Less allowance for loan losses                                                              3,591,958                3,060,479
                                                                                       --------------           --------------
          Loans, net                                                                      199,709,582              175,780,842

Premises and equipment                                                                      8,115,002                5,740,766
Other assets                                                                               11,165,622                7,228,359
                                                                                       --------------           --------------
          TOTAL ASSETS                                                                 $  315,578,914           $  270,007,246
                                                                                       ==============           ==============

                    Liabilities, Redeemable Common Stock and Shareholders' Equity
                    -------------------------------------------------------------

Deposits
    Noninterest-bearing demand                                                         $   36,877,267           $   32,318,426
    Interest-bearing demand                                                                61,676,438               57,835,690
    Savings                                                                                13,949,338               12,075,162
    Time, $100,000 and over                                                                48,327,634               39,842,247
    Other time                                                                            117,878,692              100,370,127
                                                                                       --------------           --------------
         TOTAL DEPOSITS                                                                   278,709,369              242,441,652
Other borrowings                                                                              616,399                  786,939
Other liabilities                                                                           8,992,947                4,309,630
                                                                                       --------------           --------------
         TOTAL LIABILITIES                                                                288,318,715              247,538,221
                                                                                       --------------           --------------
Commitments and contingent liabilities


Redeemable common stock held by ESOP, 308,870 shares outstanding
     at December 31, 1996, at fair value                                                    6,177,400                   -
                                                                                       --------------           --------------
Shareholders' equity
    Common stock, par value $1; 5,000,000 shares authorized; 2,004,830 issued and outstanding at December 31, 1996; 1,954,500 issued
        and outstanding at December 31, 1995                                                2,004,830                1,954,500

    Capital surplus                                                                         5,276,520                4,323,055
    Retained earnings                                                                      13,875,615               16,274,898
    Unrealized losses on securities available-for-sale, net of tax                           (74,166)                 (83,428)
                                                                                       --------------           --------------
          TOTAL SHAREHOLDERS' EQUITY                                                       21,082,799               22,469,025
                                                                                       --------------           --------------

          TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY          $  315,578,914           $  270,007,246
                                                                                       ==============           ==============

See Notes to Consolidated Financial Statements.

                   COMMUNITY BANKSHARES, INC.
                        AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF INCOME
          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996                  1995                   1994
                                                                           ----                  ----                   ----
Interest income

    Loans                                                             $  20,439,949          $ 18,146,625          $  14,418,904
    Taxable securities                                                    2,482,767             2,550,283              2,534,108
    Nontaxable securities                                                   907,794               640,702                639,893
    Deposits in banks                                                         8,855                15,538                 29,638
    Federal fund sold                                                       625,274               517,688                288,905
                                                                      -------------          ------------          -------------
          TOTAL INTEREST INCOME                                          24,464,639            21,870,836             17,911,448
                                                                      -------------          ------------          -------------
INTEREST EXPENSE
    Deposits                                                             11,170,833             9,738,965              7,458,452
    Other borrowings                                                         64,940               136,094                 94,397
                                                                      -------------          ------------          -------------
          TOTAL INTEREST EXPENSE                                         11,235,773             9,875,059              7,552,849
                                                                      -------------          ------------          -------------
NET INTEREST INCOME                                                      13,228,866            11,995,777             10,358,599
PROVISION FOR LOAN LOSSES                                                   757,262               848,800                750,190
                                                                      -------------          ------------          -------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            12,471,604            11,146,977              9,608,409
                                                                      -------------          ------------          -------------
OTHER INCOME
    Service charges on deposits accounts                                  1,543,707             1,338,805              1,263,290
    Other service charges, commissions and fees                             498,401               372,609                310,751
    Trust department fees                                                   103,085               117,309                 70,098
    Nonbank subsidiary income                                             5,558,705             3,780,324              3,007,397
    Gain on sale of loans                                                   381,636               461,145                391,156
    Net realized losses on securities available-for-sale                   (13,749)              (65,247)                (5,255)
    Other                                                                   320,342               207,600                294,860
                                                                      -------------          ------------          -------------
          TOTAL OTHER INCOME                                              8,392,127             6,212,545              5,332,297
                                                                      -------------          ------------          -------------
OTHER EXPENSES
    Salaries and employee benefits                                        8,265,776             6,785,323              5,928,216
    Equipment expenses                                                    1,373,968             1,271,574                885,740
    Occupancy expenses                                                      807,364               699,173                644,736
    Deposit insurance premiums                                               12,000               264,757                518,418
    Data processing expenses                                                422,188               328,823                237,334
    Travel expenses                                                         531,488               525,805                396,930
    Office supply expenses                                                  373,163               302,237                203,774
    Professional fees                                                       252,747               399,794                208,389
    Other real estate expenses                                              134,533               224,759                427,861
    Other operating expenses                                              2,777,080             2,167,596              2,154,455
                                                                      -------------          ------------          -------------
          TOTAL OTHER EXPENSES                                           14,950,307            12,969,841             11,605,853
                                                                      -------------          ------------          -------------
          INCOME BEFORE INCOME TAXES                                      5,913,424             4,389,681              3,334,853

INCOME TAX EXPENSE                                                        1,869,229             1,264,611                916,311
                                                                      -------------          ------------          -------------

          NET INCOME                                                  $   4,044,195          $  3,125,070          $   2,418,542
                                                                      =============          ============          =============
NET INCOME PER SHARE OF COMMON STOCK                                  $        1.93          $       1.54          $        1.21
                                                                      =============          ============          =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                       2,091,419             2,034,494              2,001,580
                                                                      =============          ============          =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           COMMUNITY BANKSHARES, INC.
                                               AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                      Unrealized
                                                                                                         Gains
                                                                                                     (Losses) on
                                                                                                      Securities
                                         Common Stock                                                 Available-           Total
                                   -----------------------         Capital          Retained           for-Sale,      Shareholders'
                                   Shares      Par Value           Surplus          Earnings          Net of Tax          Equity
                                   ------      ---------           -------          --------          -----------         ------
BALANCE, DECEMBER 31,
    1993                           64,342     $      643,420     $  5,380,843     $  11,195,941     $         -     $   17,220,204
    Net income                          -                  -                          2,418,542               -          2,418,542
    Cash dividends declared,
        $.12  per share                 -                  -                -          (214,593)              -           (214,593)
    Net change in unrealized
        losses on securities
        available-for-sale,
        net of tax                      -                  -                -                 -          (419,906)        (419,906)
                                ---------      --------------    ------------      ------------      ------------    -------------
BALANCE, DECEMBER 31,
    1994                           64,342             643,420       5,380,843        13,399,890          (419,906)      19,004,247
    Net income                          -                   -               -         3,125,070                 -        3,125,070
    Cash dividends declared,
        $.13 per share                  -                   -               -          (250,062)                -         (250,062)
    Issuance of common
         stock                        808               8,080         245,212                 -                 -          253,292
    Recapitalization of
        common stock                                (586,350)         586,350                 -                 -                -
    30 for 1 stock split        1,889,350          1,889,350       (1,889,350)                -                 -                -
    Net change in unrealized
        losses on securities
        available-for-sale,
        net of tax                      -                  -                -                 -           336,478          336,478
                                ---------      --------------    ------------      ------------      ------------    -------------
BALANCE, DECEMBER 31,
    1995                        1,954,500           1,954,500       4,323,055        16,274,898           (83,428)      22,469,025
    Net income                          -                   -               -         4,044,195                 -        4,044,195
    Cash dividends declared,
        $.14  per share                 -                   -               -          (266,078)                -         (266,078)
    Issuance of common
        stock                      50,330              50,330         953,465                 -                 -        1,003,795
     Adjustment for shares
        owned by ESOP                                                                (6,177,400)                        (6,177,400)
    Net change in unrealized
        losses on securities
        available-for-sale,
        net of tax                      -                   -               -                 -            9,262             9,262
                                ---------      --------------    ------------      ------------      ------------    -------------
Balance, December 31,
    1996                        2,004,830      $    2,004,830    $  5,276,520      $ 13,875,615      $   (74,166)    $  21,082,799
                                =========      ==============    ============      ============      ===========     =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 COMMUNITY BANKSHARES, INC.
                      AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       1996                      1995                   1994
                                                                       ----                      ----                   ----

OPERATING ACTIVITIES
    Net income                                                   $    4,044,195          $     3,125,070          $    2,418,542
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    926,807                  788,974                 821,503
        Amortization of intangibles                                       8,911                   11,311                  11,311
        Provision for loan losses                                       757,262                  848,800                 750,190
        Provision for other real estate losses                          110,000                  167,000                 120,000
        Deferred income taxes                                          (197,515)                 (33,852)               (192,280)
        (Increase) decrease in loans held for sale                   (2,034,117)               1,692,625              (2,142,625)
        Net realized losses on securities                                13,749                   65,247                   5,255
          available-for-sale
        Net losses on sale of other real estate                           2,722                   12,468                 155,234
        Increase in interest receivable                                (576,126)                (405,008)               (701,250)
        Increase (decrease) in interest payable                         395,738                  865,574                (824,026)
        Increase (decrease) in taxes payable                            274,814                 (221,057)                320,729
        (Increase) decrease in accounts receivable of
             nonbank subsidiary                                      (1,127,313)                 850,185                (909,024)
        Increase in work in process of nonbank subsidiary            (1,383,105)                 (37,553)                 90,628
        Increase (decrease) in accruals and payables of
             nonbank subsidiary                                       3,773,361                 (432,685)                694,966
        Other operating activities                                     (437,924)                (605,672)                331,304
                                                                  -------------             ------------               ---------
              Net cash provided by operating activities               4,551,459                6,691,427                 950,457
                                                                  -------------             ------------               ---------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                      (21,318,882)             (13,726,854)             (5,881,083)
    Proceeds from sales of securities available-for-sale              3,465,702                9,242,423               1,240,625
    Proceeds from maturities of securities                           13,119,694                5,307,709               4,027,795
       available-for-sale
    Purchases of securities held-to-maturity                         (7,042,587)              (6,018,408)             (9,585,809)
    Proceeds from maturities of securities                              668,954                5,407,364               6,157,921
        held-to-maturity
    Net (increase) decrease in Federal funds sold                     3,850,000               (5,985,000)               4,465,000
    Net (increase) decrease  in interest-bearing deposits              (208,224)                 797,000               (198,000)
         in banks
    Net increase in loans                                           (24,980,798)             (19,733,873)            (16,752,385)
    Purchase of premises and equipment                               (3,495,693)              (1,014,579)             (1,494,884)
    Disposal of premises and equipment                                  194,650                   26,300                 434,129
    Proceeds from sale of other real estate                             189,463                1,416,756               1,080,771
                                                                  -------------             ------------               ---------
              Net cash used in investing activities                 (35,557,721)             (24,281,162)            (16,505,920)
                                                                  -------------             ------------               ---------

                 COMMUNITY BANKSHARES, INC.
                      AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996                  1995                   1994
                                                                          ----                  ----                   ----

FINANCING ACTIVITIES
    Increase in deposits                                           $   36,267,717          $  17,680,181        $   19,247,233
    Net increase in other borrowings                                    1,616,399                428,415               376,974
    Repayment of other borrowings                                      (1,786,939)            (1,874,376)             (288,554)
    Proceeds from the issuance of common stock                          1,003,795                253,292                     -
    Dividends  paid                                                      (261,023)              (246,035)             (214,593)
                                                                     ------------            -----------          ------------

          Net cash provided by financing activities                    36,839,949             16,241,477            19,121,060
                                                                     ------------            -----------           -----------

Net increase (decrease) in cash and due from banks                      5,833,687            (1,348,258)             3,565,597

Cash and due from banks at beginning of year                           13,645,886             14,994,144            11,428,547
                                                                     ------------            -----------           -----------

Cash and due from banks at end of year                             $   19,479,573          $  13,645,886         $  14,994,144
                                                                     ============            ===========           ===========
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                   $   10,840,035          $   9,009,485         $   8,376,875

        Income taxes                                               $    1,791,930          $   1,563,738         $     787,862

NONCASH TRANSACTIONS

    Unrealized (gains) losses on securities                        $     (12,031)          $   (396,287)         $     531,929
available-for-sale

    Principal balances of loans transferred to other
        real estate                                                $      294,787          $     542,327         $   1,056,249

    Transfer of securities held-to-maturity to securities
        available-for-sale                                         $            0          $  29,644,758         $  11,299,745

See Notes to Consolidated Financial Statements.

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

           Community Bankshares, Inc. (the Company) is a multi-bank holding company whose business is presently conducted by its wholly-owned subsidiaries, Community Bank & Trust - Habersham located in Cornelia, Georgia, Community Bank & Trust - Jackson located in Commerce, Georgia, Community Bank & Trust
           - Alabama located in Union Springs, Alabama, and Community Bank & Trust - Troup located in LaGrange, Georgia. Financial Supermarkets, Inc. is a wholly-owned subsidiary of Community Bank & Trust - Habersham, which provides a variety of bank related products and services to the financial institution industry.

           The banking subsidiaries are commercial banks operating independently of one another in their respective market areas. The banking subsidiaries in Georgia have identified their primary market areas to be the county in which they are located and all surrounding counties. The Georgia banking subsidiaries are all located approximately 85 miles from the metropolitan Atlanta area. Community Bank & Trust - Alabama is located approximately 50 miles from Montgomery, Alabama. Financial Supermarkets, Inc. currently provides products and services primarily in the southeastern United States; however, their products and services are marketed internationally. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas and surrounding counties.

         BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of the Company and its subsidiaries.
           Significant intercompany transactions and accounts are eliminated in consolidation.

           The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

           Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.
           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         SECURITIES

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity, net of tax. Other equity securities without a readily determinable fair value are carried at cost.

           Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

         LOANS HELD FOR SALE

           Loans held for sale include mortgage and other loans and are carried at the lower of aggregate cost or fair value.

         LOANS

           Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

           Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

           The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans (Continued)

           The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

           A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         PREMISES AND EQUIPMENT

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED

         Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES

           Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

           Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

           The Company and the Banks file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

         SALE OF LOANS

           The Banks originate and sell participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan including servicing rights. Any material unrecognized gain is deferred and amortized into income over the term of the portion of the loan not sold. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its market value.

         TRUST DEPARTMENT

           Trust income is recognized on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

         NONBANK SUBSIDIARY REVENUE RECOGNITION

           Financial Supermarkets, Inc., a wholly-owned subsidiary of Community Bank & Trust - Habersham, recognizes revenue and losses on its installation contracts on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no profits are recorded before the completion of the work. Provisions for estimated losses on uncompleted contracts are made at the time such losses are identified. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs. Income from other consulting services is recognized as services are provided and costs and expenses are incurred for each individual contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         EARNINGS PER SHARE

           Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include stock options.


NOTE 2.  SECURITIES

           The amortized cost and fair value of securities are summarized as follows:

                                                                          Gross          Gross
                                                          Amortized      Unrealized     Unrealized       Fair
                                                            Cost          Gains           Losses         Value
                                                          ---------      ----------     ----------      -----
     Securities available-for-sale
       December 31, 1996:
     U.S. Government and agency
       securities                                      $  27,727,826  $   42,030     $  (209,345)    $  27,560,511
     State and municipal securities                        1,091,315      42,845             -           1,134,160
     Mortgage-backed securities                           17,805,102     147,327        (146,468)       17,805,961
     Equity securities                                       917,320         -             -               917,320
                                                       -------------  ----------     -----------     -------------
                                                       $  47,541,563  $  232,202     $  (355,813)    $  47,417,952
                                                       =============  ==========     ===========     =============

     December 31, 1995:
      U. S. Government and agency
       securities                                      $  28,170,618  $  132,095     $  (337,945)    $  27,964,768
     State and municipal securities                        1,842,027      81,126             -           1,923,153
     Mortgage-backed securities                           12,151,181     120,747        (131,665)       12,140,263
     Equity securities                                       658,000        -                -             658,000
                                                       -------------  ----------     -----------     -------------
                                                       $  42,821,826  $  333,968     $  (469,610)    $  42,686,184
                                                       =============  ==========     ===========     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 2.   SECURITIES (Continued)

                                                                          Gross          Gross
                                                         Amortized      Unrealized     Unrealized        Fair
                                                           Cost            Gains         Losses          Value
                                                         ---------      ----------     ----------       ------
     SECURITIES HELD-TO-MATURITY
        December 31, 1996:
        State and municipal securities                 $  18,653,842  $  234,164     $  (61,880)     $  18,826,126
                                                       =============  ==========     ==========      =============

     DECEMBER 31, 1995:
        State and municipal securities                 $  12,280,209  $  274,560     $  (71,375)     $  12,483,394
                                                       =============  ==========     ==========      =============

The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the categories in the following maturity summary.

                                             Securities Available-for-Sale Securities Held-to-Maturity
                                             ----------------------------- ---------------------------
                                               Amortized          Fair      Amortized           Fair
                                                  Cost           Value          Cost            Value
                                             -------------  -------------  -----------     -----------
     Due in one year or less                 $   4,324,497  $   4,316,306  $   240,799     $   242,067
     Due from one year to five years            22,487,566     22,376,314    3,274,919       3,384,730
     Due from five to ten years                  1,757,078      1,755,646    3,005,074       3,005,254
     Due after ten years                           250,000        246,405   12,133,050      12,194,075
     Mortgage-backed securities                 17,805,102     17,805,961       -               -
     Equity securities                             917,320        917,320       -               -
                                             -------------  -------------  ------------    -----------
                                             $  47,541,563  $  47,417,952  $ 18,653,842    $18,826,126
                                             =============  =============  ============    ===========

Securities with a carrying value of $28,814,848 and $24,975,762 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


NOTE 2.  SECURITIES (Continued)

Gains and losses on sales of securities available-for-sale consist of the following:

                                                             December 31,
                                        --------------------------------------------------
                                            1996               1995                 1994
                                        -----------         ----------          ----------
     Gross gains                        $    21,143         $   28,109          $   1,068

     Gross losses                           (34,892)           (93,356)            (6,323)
                                        -----------         ----------          ----------
     Net realized losses                $   (13,749)        $  (65,247)         $  (5,255)
                                        ===========         ==========          ==========

Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Banks transferred $29,644,758 from securities held-to-maturity to securities available-for-sale on December 31, 1995, resulting in a net unrealized loss of $189,519 which was included in shareholders' equity at $113,711 net of related taxes of $75,808.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                                                            December 31,
                                                                 ---------------------------------
                                                                      1996                  1995
                                                                 ---------------------------------
     Commercial, financial, and agricultural                     $  99,746,883       $  77,421,000
     Real estate - construction                                      9,506,000           8,036,000
     Real estate - mortgage                                         57,566,000          63,312,000
     Consumer                                                       28,659,000          26,068,000
     Other                                                           8,139,791           4,276,618
                                                                 -------------       -------------
                                                                   203,617,674         179,113,618
     Unearned income                                                  (316,134)           (272,297)
     Allowance for loan losses                                      (3,591,958)         (3,060,479)
                                                                 -------------       -------------
     Loans, net                                                  $ 199,709,582       $ 175,780,842
                                                                 =============       =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended
December 31, 1996, 1995 and 1994 were as follows:

                                                             1996                1995                 1994
                                                       --------------      --------------       ---------------
     Balance, Beginning of Year                        $    3,060,479      $    2,685,800       $    2,456,954
      Provision charged to operations                         757,262             848,800              750,190
      Loans charged off                                      (329,592)           (551,644)            (587,880)
      Recoveries of loans previously charged off              103,809              77,523               66,536
                                                       --------------      --------------       --------------
     Balance, End of Year                              $    3,591,958      $    3,060,479       $    2,685,800
                                                       ==============      ==============       ==============

The total recorded investment in impaired loans was $1,739,091 and $558,829 at December 31, 1996 and 1995, respectively. None of these loans had a specific allowance for loan losses at December 31, 1996 and 1995 determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1996 and 1995 was $1,966,092 and $560,771, respectively. Interest income on impaired loans of $108,210 and $41,176 was recognized for cash payments received for the years ended 1996 and 1995, respectively.

The Banks have granted loans to certain directors, executive officers and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1996 are as follows:

   Balance, beginning of year                             $   2,503,772
     Advances                                                 2,038,821
     Repayments                                              (1,338,420)
                                                          -------------
     Balance, end of year                                 $   3,204,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                          December 31
                                              ------------------------------
                                                  1996             1995
                                             ------------      -----------
   Land                                      $  1,488,621      $   987,100
   Buildings                                    5,040,830        4,782,763
   Equipment                                    6,754,619        5,900,497
   Equipment under capital leases                   -              178,415
   Construction in process
        ($307,518 estimated cost to
        complete)                               1,652,390           14,085
                                             ------------      ------------
                                               14,936,460       11,862,860

   Accumulated depreciation, including $2,974
      of accumulated amortization at
      December 31, 1995 on equipment under
      capital leases                           (6,821,458)      (6,122,094)
                                             ------------      ------------
                                              $ 8,115,002      $  5,740,766
                                             ============      ============

NOTE 5.  OTHER BORROWINGS

      Other borrowings consist of the following:

                                                                                           December 31,
                                                                                     -------------------------
                                                                                     1996                  1995
                                                                                     ----                 -----
     Note payable to bank, due in quarterly
          instalments of $38,526 with interest of                               $    616,399        $       -
          7.25% at December 31, 1996, collateralized
          by 50,000 shares of common stock of Community
          Bank & Trust-Habersham.  Matures December 31, 2000.
     Note payable to bank, due in quarterly instalments
          of $31,250 with interest due                                                     -              406,250
          quarterly at prime (8.5%) to April 1, 1999
          collateralized by 25,000 shares of common stock
          and 25,000 shares of preferred stock of Community
          Bank & Trust-Jackson, 7,275 shares of common stock
          of Community Bank & Trust-Habersham, and 500
          shares of common stock of Community Bank & Trust-Alabama.
     Note payable to bank, due in quarterly instalments of
          $20,833 with interest due                                                        -              208,333
          monthly at the Eurodollar rate plus 2.5 %
          (8.1875% at December 31, 1995) to June 30, 1998,
          collateralized by 25,000 shares of common stock and
          25,000 shares of preferred stock of Community Bank
          & Trust-Jackson and 7,275 shares of Community
          Bank & Trust-Habersham.
     Capital lease obligation, due in monthly instalments of
          $3,744 to October 15,                                                            -              172,356
          2000, discounted at a rate of 9.82%.                                   ------------        ------------
                                                                                 $    616,399        $    786,939
                                                                                 ============        ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 5.     OTHER BORROWINGS (Continued)

            Aggregate maturities required on other borrowings at December 31, 1996 are as follows:

                  1997        $  154,100
                  1998           154,100
                  1999           154,100
                  2000           154,099
                              ----------
                              $  616,399
                              ==========

NOTE 6.  EMPLOYEE BENEFIT PLANS

      INCENTIVE STOCK OPTION PLAN

      The Company has an Incentive Stock Option Plan in which the Company can grant to key personnel options for an aggregate of 225,000 shares of the Company's common stock at not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. Also, the option period will not exceed ten years from date of grant.

      In connection with the acquisition of The Bank of Troup County in 1994, the Company honored the stock options issued to the Bank's president under an employment contract. The contract, dated March 8, 1993, granted options to purchase 500 shares of the Bank's common stock in cash for the years 1993, 1994, 1995 and 1996. The options are exercisable at book value and expire thirty-one
      (31) days after the end of each respective year end. At December 31, 1996, all the options had been exercised or had expired.

                                               1996                             1995                                    1994
                                        ----------------------         ------------------------            ------------------------
                                                     Weighted-                         Weighted-                          Weighted-
                                                     Average                           Average                            Average
                                                     Exercise                          Exercise                           Exercise
                                        Number       Price             Number          Price               Number         Price
                                        -------      ---------         -------         ---------           ------         ---------
     Under option, beginning of year    204,000       $  6.42          204,000         $  6.42             150,000        $  5.21
     Granted                                330         11.50              330            9.85              54,330           9.78
     Exercised                             (330)        11.50               -               -                 -                -
     Terminated                              -            -               (330)           9.85                (330)          8.92
                                        -------                        -------                             -------
     Under option and exercisable,
        end of year                     204,000          6.42          204,000            6.42             204,000           6.42
                                        =======                        =======                             =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 6.  EMPLOYEE BENEFIT PLANS (Continued)

         INCENTIVE STOCK OPTION PLAN (CONTINUED)


                     Under Option and Exercisable, End of Year
    -----------------------------------------------------------------
                                                            Weighted-
                                         Weighted-           Average
                                          Average           Remaining
                      Range of           Exercise           Contracted
     Number            Prices              Price               Life
     ------          ---------           --------           ----------
     150,000         $   5.21            $   5.21                1
     54,000              9.47 - 9.85         9.79                8
     --------
     204,000
     ========


   As permitted by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1996 and 1995. The effect on operations was immaterial for the years ended December 31, 1996 and 1995.

401(K) PLAN

   The Company has a contributory 401(K) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the year ended December 31, 1996 amounted to $26,237.

PROFIT-SHARING PLAN

   The Company had a noncontributory profit-sharing plans covering all employees, subject to certain minimum age service requirements. The amount of the annual contribution to the plan is at the discretion of the Company's Board of Directors. The amounts charged to expense were $386,482 and $275,220 for the years ended December 31, 1995 and 1994, respectively. The plan was terminated effective January 1, 1996.

EMPLOYEE STOCK OWNERSHIP PLAN

   In 1996 the Company established an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements. The Plan was established on January 1, 1996 in connection with the termination of the Company's Profit Sharing Plan. Contributions to the Plan are determined by the Board of Directors of the Company taking into consideration the then prevailing financial conditions and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances. For the year ended December 31, 1996, the Company made a cash contribution of $488,500 to the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 6.  EMPLOYEE BENEFIT PLANS (Continued)

   EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

      In accordance with the Plan, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of distribution. The purchase price of the common stock is based on the fair market value of the Company's common stock as of the annual valuation date which precedes the date the put option is exercised. No participant has exercised these rights since the inception of the Plan, and no significant cash outlay is expected during 1997. However, since the redemption of common stock is outside the control of the Company, the Company's maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders' equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company's maximum cash obligation and has been reflected as a reduction of retained earnings.

   At December the ESOP held 258,870 allocated shares and 50,000 of committed-to-be-released shares. Shares held by the ESOP are considered outstanding for purposes of calculating the Company's earnings per share.


NOTE 7.  INCOME TAXES

The income tax expense consists of the following:

<CAPTION
                                                                                     December 31,
                                                                      ------------------------------------------
                                                                          1996           1995           1994
                                                                      -----------    -----------     -----------
     Current                                                          $ 2,112,253    $ 1,327,665     $ 1,159,768
     Deferred                                                            (197,515)       (33,852)       (192,280)
     Current tax effect of net operating loss carryforward                (45,509)       (29,202)        (51,177)
                                                                      -----------    -----------     -----------
     Income tax expense                                               $ 1,869,229    $ 1,264,611     $   916,311
                                                                      ===========    ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                       December 31,
                                        ------------------------------------------------------------------------
                                                   1996                     1995                      1994
                                        ----------------------   ----------------------    ----------------------
                                          Amount       Percent      Amount      Percent       Amount      Percent
                                        ------------   -------   ------------   -------    ------------   -------
     Tax provision at statutory rate    $  2,010,564     34%     $  1,492,492     34%      $  1,133,850     34%
     Tax-exempt interest                    (351,027)    (6)         (262,391)    (6)          (240,719)    (7)
     Disallowed interest                      47,859      1            32,469      1             24,030      1
     Current tax effect of net
     operating loss carryforward             (45,509)    (1)          (29,202)    (1)           (51,177)    (2)
     Nondeductible expenses                   59,692      1            32,469      1             57,164      2
     State income taxes                      154,777      3                -       -                 -       -
     Other items                              (7,057)     -            (1,226)                   (6,837)     -
                                        ------------   ----      ------------   ----       ------------   -----
     Income tax expense                 $  1,869,299     32%     $  1,264,611     29%      $    916,311     28%
                                        ============   ====      ============   ====       ============   =====

The components of deferred income taxes are as follows:

                                                             December 31,
                                                  ------------------------------
                                                       1996              1995
                                                  -----------        ----------
   Deferred tax assets:
     Loan loss reserves                           $ 1,069,063         $  851,521
     Unrealized loss on securities                     50,017             52,214
     Other                                                -                4,549
     Net operating loss carryforward                  230,641            276,150
     Valuation allowance                             (230,641)          (276,150)
                                                  -----------         ----------
                                                    1,119,080            908,284
                                                  -----------         ----------

   Deferred tax liabilities:
     Depreciation                                     207,900            219,433
     Accretion                                        111,385             84,797
     Other                                                423                -
                                                  -----------         ----------
                                                      319,708            304,230
                                                  -----------         ----------
     Net deferred tax assets                      $   799,372         $  604,054
                                                  ===========         ==========

At December 31, 1996, the Company has available net operating loss carryforwards of approximately $678,000 for Federal income tax purposes. If unused, the carryforwards will expire in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  STOCK OPTIONS AND EARNINGS PER COMMON AND COMMON
         EQUIVALENT SHARE

         Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note
         6. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates market value. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market value are not actually outstanding common shares. The weighted average number of shares of common stock and common stock equivalents outstanding at December 31, 1996, 1995 and 1994 was 2,091,419, 2,034,494 and
         2,001,580, respectively.

         Effective December 20, 1995, the Company recapitalized by reducing the par value of its common stock from $10 to $1 and declaring a 30 for 1 stock split. The above transactions increased the number of shares outstanding at December 31, 1995 to 1,954,500. In accordance with generally accepted accounting principles, the weighted average number of shares for 1995 and 1994 were adjusted to reflect the stock split.

         Following is a summary of the computation of weighted average number of shares of common stock and common stock equivalents:

<CAPTION
                                                                           December 31,
                                                            ---------------------------------------
                                                               1996         1995             1994
                                                            ---------      ---------      --------
     Weighted average common shares outstanding             1,961,597      1,944,373      1,930,260
     Outstanding stock options                                204,000        204,660        204,990
     Options considered to have been repurchased for the
      treasury based on an average book value of
      $17.66 and $11.50, respectively                         (74,178)      (114,539)      (133,670)
                                                            ---------      ---------      ---------
                                                            2,091,419      2,034,494      2,001,580
                                                            =========      =========      =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                  December 31,
                                                  ------------
                                              1996                  1995
                                     ---------------          ---------------
     Commitments to extend credit    $    13,890,000          $    17,276,707
     Standby letters of credit             3,241,200                3,401,200
                                     ---------------          ---------------
                                     $    17,131,200          $    20,677,907
                                     ===============          ===============

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has leased thirteen various properties and telephone equipment under various noncancelable agreements which expire between January 1, 1997 to July 10, 2009 and require various minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

The total minimum rental commitment at December 31, 1996 is due as follows:

   During the year ending December 31:
   1997                                     $  203,621
   1998                                        161,104
   1999                                        150,183
   2000                                         91,775
   2001                                         45,500
   Due thereafter                               29,000
                                              --------
                                            $  681,183
                                              ========

The total rental expense for the years ended December 31, 1996, 1995 and 1994 is $360,978, $235,783 and $210,656, respectively.


NOTE 10.    CONCENTRATIONS OF CREDIT

The banking subsidiaries originate primarily commercial, residential, and consumer loans to customers in their local communities and surrounding counties. The ability of the majority of the Banks' customers to honor their contractual loan obligations is dependent on their local economy as well as the economy in the metropolitan Atlanta and Montgomery areas.

Thirty-three percent (33%) of the Company's loan portfolio is
concentrated in loans secured by real estate.   A substantial
portion of these loans is in the Banks' primary market areas. In addition, a substantial portion of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Banks' primary market areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's loan portfolio also includes a concentration, 49% of the total portfolio, of commercial, financial, and agricultural loans. These loans represent loans made primarily to local businesses in the Banks' market areas.
      A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust - Habersham, which are outside the Banks' primary market areas. The Company's lending policies require loans of all types to be well-collateralized and supported by adequate cash flows.

      Other significant concentrations of credit by type of loan are set forth in Note 3. The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $1,750,000, $600,000, $500,000, and $987,500 for Community
      Bank & Trust - Habersham, Jackson, Alabama, and Troup, respectively.


NOTE 11.    REGULATORY MATTERS

      The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $2,453,000 of retained earnings were available for dividend declaration without regulatory approval.

      The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Banks meet all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1996 and 1995, notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                      To Be Well
                                                                        For Capital                 Capitalized Under
                                                                         Adequacy                  Prompt Corrective
                                                   Actual                Purposes                  Action Provisions
                                            -----------------          -----------------           -----------------
                                            Amount      Ratio          Amount       Ratio          Amount     Ratio
                                            ------      -----          ------       -----          ------     -----

                                                               (Dollars in Thousands)
                                            -------------------------------------------------------------------------
     As of December 31, 1996
     Total Capital
      (to Risk Weighted Assets):
     Consolidated                         $  29,751     13.48%         $  17,656     8.00%      $  22,070     10.00%
     Community Bank & Trust - Habersham   $  18,362     14.17%         $  10,368     8.00%      $  12,960     10.00%
     Community Bank & Trust - Jackson     $   5,212     11.87%         $   3,512     8.00%      $   4,390     10.00%
     Community Bank & Trust - Alabama     $   2,548     13.85%         $   1,471     8.00%      $   1,839     10.00%
     Community Bank & Trust - Troup       $   3,902     17.27%         $   1,807     8.00%      $   2,259     10.00%
     Tier I Capital
      (to Risk Weighted Assets):
     Consolidated                         $  27,109     12.28%         $   8,828     4.00%      $  13,242      6.00%
     Community Bank & Trust - Habersham   $  16,736     12.91%         $   5,184     4.00%      $   7,776      6.00%
     Community Bank & Trust - Jackson     $   4,660     10.62%         $   1,756     4.00%      $   2,634      6.00%
     Community Bank & Trust - Alabama     $   2,318     12.60%         $     735     4.00%      $   1,103      6.00%
     Community Bank & Trust - Troup       $   3,618     16.02%         $     903     4.00%      $   1,355      6.00%
     Tier I Capital (to Average Assets):
          Consolidated                    $  27,109      8.51%         $ 12,757      4.00%      $  15,947      5.00%
     Community Bank & Trust - Habersham   $  16,736      8.91%         $  7,516      4.00%      $   9,395      5.00%
     Community Bank & Trust - Jackson     $   4,660      7.47%         $  2,495      4.00%      $   3,118      5.00%
     Community Bank & Trust - Alabama     $   2,318      7.75%         $  1,196      4.00%      $   1,496      5.00%
     Community Bank & Trust - Troup       $   3,618     11.90%         $  1,216      4.00%      $   1,520      5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12.  BUSINESS COMBINATION

On November 18, 1994, the Company effected a business combination with The Bank of Troup County by exchanging 7,502 shares of its common stock for all of the common stock of The Bank of Troup County. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements were restated to include The Bank of Troup County. The results of operations of the separate companies for periods prior to the combination are summarized as follows:

                                                                                Net Income
                                                                                ----------
     For the period from January 1, 1994 through November 18, 1994:
     Community Bankshares, Inc.                                                 $1,837,094
     The Bank of Troup County                                                      114,593
                                                                                ----------
                                                                                $1,951,687
                                                                                ==========

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

      CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

      The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

      AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES:

      Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOANS:

         For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

      DEPOSITS:

         The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

      OTHER BORROWINGS:

         The fair values of the Company's other borrowings are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      ACCRUED INTEREST:

         The carrying amounts of accrued interest approximate their fair values.

      REDEEMABLE COMMON STOCK:

         The fair values of the Company's redeemable common stock approximates the recorded amounts.

      OFF-BALANCE SHEET INSTRUMENTS:

         Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments were as follows:

                                                              December 31, 1996                       December 31, 1995
                                                       ------------------------------           ------------------------------
                                                       Carrying Amount       Fair Value          Carrying Amount       Fair Value
                                                       ---------------      -----------          ---------------       ----------
     Financial assets:
     Cash and due from banks, interest-bearing
     deposits in banks, and Federal funds sold         $  28,032,797       $ 28,032,797         $  25,840,886       $  25,840,886
     Securities available-for-sale                        47,417,952         47,417,952            42,686,184          42,686,184
     Securities held-to-maturity                          18,653,842         18,826,126            12,280,209          12,483,394
     Loans held for sale                                   2,484,117          2,484,117               450,000             450,000
     Loans, net                                          199,709,582        202,664,883           175,780,842         181,814,321
     Accrued interest receivable                           4,098,221          4,098,221             3,522,095           3,522,095

     Financial liabilities:
     Deposits                                            278,709,369        278,391,043           242,441,652         242,915,652
     Other borrowings                                        616,399            616,399               786,939             786,939
     Accrued interest payable                              2,855,753          2,855,753             2,460,015           2,460,015
     Redeemable common stock                               6,177,400          6,177,400                  -                    -

NOTE 14.  SEGMENT INFORMATION


   The Company's operations have been classified into two business segments, banking and bank consulting services. The banking segment involves traditional banking services offered through its four wholly-owned bank subsidiaries. Financial Supermarkets, Inc. provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. In connection with the establishment of a Supermarket Bank, Financial Supermarkets provides consulting services ranging from providing alternative construction designs to coordinating employee training. Financial Solutions, a division of Financial Supermarkets, Inc. was formed to provide various consulting services to the financial institution industry including compliance, operational, advertising, marketing and travel related services.

   Total revenue by industry segment includes revenues from unaffiliated customers and affiliates. Revenues from affiliates are eliminated in consolidation. Interest income, interest expenses, data processing fees, management fees and other various revenues and expenses between affiliates are recorded on the accrual basis of accounting consistent with similar transactions with customers outside the consolidated
   group.   In 1996, Financial Supermarkets, Inc. sold
   Supermarket Banks to affiliates recognizing gross profits of $128,113 which were eliminated in consolidation. The current depreciation expense related to the gross profit for each purchase was eliminated in consolidation and the remaining amount will be eliminated over their estimated useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected segment information by industry segment for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                               INDUSTRY SEGMENT

                                         ---------------------------------------------------------------------------------------
                                               Bank                               Financial
     For the Year Ended                       Holding          Banking          Supermarkets,
       December 31, 1996                      Company       Subsidiaries            Inc.         Eliminations       Consolidated
     -------------------                      -------       ------------        -------------    ------------       ------------
Revenues from unaffiliated customers     $       39,363   $   27,231,893        $   5,585,510      $    -           $  32,856,766
Revenues from affiliates                      5,728,347        1,362,730              347,752        (7,438,829)             -
                                            -----------       ----------          -----------       -----------       -----------
   Total revenue                         $    5,767,710   $   28,594,623        $   5,933,262      $ (7,438,829)    $  32,856,766
                                            ===========       ==========          ===========       ===========       ===========
Income from continuing
   operations before
   income taxes                          $    4,013,352   $    5,732,308        $   2,186,900      $ (6,019,136)    $   5,913,424
                                            ===========       ==========          ===========       ===========       ===========
Identifiabl eassets at
   December 31, 1996                     $   28,541,867   $  315,922,943        $   9,299,430      $(38,185,326)    $ 315,578,914
                                            ===========      ===========          ===========       ===========       ===========

Depreciation and amortization
   expense                               $       61,172   $      762,328        $     112,218                       $     935,718
                                            ===========      ===========          ===========                         ===========
Premises and equipment
   acquisitions                          $       61,207   $    3,266,025        $     168,461                       $  3,495,693
                                            ===========      ===========          ===========                         ==========

                                                                                 INDUSTRY SEGMENT

                                           ---------------------------------------------------------------------------------------
                                                 Bank                               Financial
     For the Year Ended                         Holding          Banking          Supermarkets,
       December 31, 1995                        Company       Subsidiaries            Inc.         Eliminations       Consolidated
     -------------------                        -------       ------------        -------------    ------------       ------------

Revenues from unaffiliated customers       $        5,923    $  24,297,134       $    3,780,324      $    -           $ 28,083,381
Revenues from affiliates                        4,534,541          734,774              151,408        (5,420,723)           -
                                              -----------       ----------          -----------       -----------       ----------
   Total revenue                           $    4,540,464    $  25,031,908       $    3,931,732      $ (5,420,723)    $ 28,083,381
                                              ===========       ==========          ===========       ===========       ==========
Income from continuing
  operations before
  income taxes                             $    3,005,070    $   4,538,218       $    1,071,084      $ (4,224,691)    $  4,389,681
                                              ===========       ==========          ===========       ===========       ==========
Identifiable assets at
   December 31, 1995                       $   23,438,211    $ 271,849,097       $    3,977,696      $(29,257,758)    $270,007,246
                                              ===========      ===========          ===========       ===========      ===========
Depreciation and amortization
  expense                                  $       50,662    $     658,894       $       90,729                       $    800,285
                                              ===========      ===========          ===========                          =========
Premises and equipment
   acquisitions                            $      264,036    $     650,866       $       99,677                      $   1,014,579
                                              ===========      ===========          ===========                          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               INDUSTRY SEGMENT

                                         ---------------------------------------------------------------------------------------
                                               Bank                               Financial
 For the Year Ended                           Holding          Banking          Supermarkets,
   December 31, 1994                          Company       Subsidiaries            Inc.         Eliminations       Consolidated
 -------------------                          -------       ------------        -------------    ------------       ------------
 Revenues from unaffiliated customers         $    30,325    $    20,206,023     $   3,007,397   $    -            $  23,243,745
 Revenues from affiliates                       3,425,044            504,594           118,509        4,048,147           -
                                               ----------      -------------       -----------      -----------       ----------
 Total revenue                                $ 3,455,369    $    20,710,617     $   3,125,906   $    4,048,147    $  23,243,745
                                               ==========      =============       ===========      ===========       ==========
 Income from continuing
 operations before
 income taxes                                 $ 2,249,189    $     3,362,772     $     759,458   $   (3,036,566)    $  3,334,853
                                               ==========      =============       ===========      ===========       ==========
 Identifiable assets at
 December 31, 1994                           $ 20,075,741    $   251,015,762     $   3,686,029   $  (24,309,613)    $250,467,919
                                               ==========      =============       ===========      ===========      ===========
 Depreciation and amortization
 expense                                     $     36,789    $       585,992     $     210,033                      $    832,814
                                               ==========      =============       ===========                        ==========
 Premises and equipment
 acquisitions                                $    16,874     $     1,228,246     $     249,764                      $  1,494,884
                                               ==========      =============       ===========                        ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  PARENT COMPANY ONLY FINANCIAL INFORMATION


The following information presents the condensed balance sheets as of December 31, 1996 and 1995 and the statements of income and cash flows as of and for the years ended December 31, 1996, 1995 and 1994:

                             CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                                                  1996                1995
                                                                  ----                ----
     ASSETS
     Cash                                                   $     442,471       $     230,197
     Investment in subsidiaries                                27,341,295          22,577,666
     Equipment                                                    123,395             282,429
     Other assets                                                 634,706             347,919
                                                               ----------          ----------

     Total assets                                           $  28,541,867        $ 23,438,211
                                                               ==========          ==========

     LIABILITIES
     Other borrowings                                       $    616,399        $    786,939
     Other liabilities                                           543,432             182,247
                                                              ----------           ---------
     Total liabilities                                         1,159,831             969,186
                                                              ----------           ---------
     Redeemable common stock                                   6,177,400                -
                                                              ----------          ----------
      Shareholders' equity                                    21,204,636          22,469,025
                                                              ----------          ----------
     Total liabilities and shareholders' equity            $  28,541,867       $  23,438,211
                                                              ==========          ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             CONDENSED STATEMENTS OF INCOME
                        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      1996                1995                1994
     INCOME
     Dividends from subsidiaries                               $    800,000        $    1,000,000           $    620,000
     Interest                                                         4,641                 5,779                  3,872
     Other income                                                 1,208,703             1,031,682                919,524
                                                                  ---------            ----------             ----------
                                                                  2,013,344             2,037,461              1,543,396
                                                                  ---------            ----------             ----------
     EXPENSE
     Interest                                                        63,365                61,218                 55,449
     Salaries and employee benefits                               1,109,826               933,871                698,425
     Equipment expense                                              213,985               278,547                224,118
     Other expense                                                  367,183               261,758                228,188
                                                                  ---------            ----------             ----------
                                                                  1,754,359             1,535,394              1,206,180
                                                                  ---------            ----------             ----------
          Income before income tax  benefits and
             equity in undistributed earnings of subsidiaries       258,985               502,067                337,216

     Income tax benefits                                           (152,680)             (120,000)               (54,759)
                                                                  ---------            ----------             ----------
     Income before equity in undistributed income
     of subsidiaries                                                411,665               622,067                391,975

     Equity in undistributed income of subsidiaries               3,754,367             2,503,003              1,911,973
                                                                  ---------            ----------             ----------
     Net income                                               $   4,166,032         $   3,125,070           $  2,303,948
                                                                  =========            ==========             ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONDENSED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996 ,1995 AND 1994


                                                                 1996                      1995                   1994
     OPERATING ACTIVITIES
     Net income                                            $    4,166,032           $    3,125,070           $    2,303,948
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization                                 61,172                   50,662                   36,789
     Undistributed earnings of subsidiaries                    (3,754,367)              (2,503,003)              (1,911,973)
     Other operating activities                                    60,433                  (30,183)                  93,227
                                                              -----------               ----------              -----------
     Net cash provided by operating activities                    533,270                  642,546                  521,991
                                                              -----------               ----------              -----------
     INVESTING ACTIVITIES
     Purchases of premises and equipment                          (61,207)                (264,036)                     -
     Investment in subsidiary                                  (1,000,000)                (500,000)                 (13,566)
     Disposal of premises and equipment                           167,979                     -                         -
                                                              -----------               ----------              -----------
      Net cash used in investing activities                      (893,228)                (764,036)                 (13,566)
                                                              -----------               ----------              -----------
     FINANCING ACTIVITIES
     Advances on other borrowings                               1,616,399                  428,415                      -
     Repayment of other borrowings                             (1,786,939)                (336,280)                (288,554)
     Dividends paid                                              (261,023)                (246,035)                (214,593)
     Proceeds from the issuance of common stock                 1,003,795                  253,292                      -
     Payments for fractional shares in business combination          -                        -                     (18,889)
                                                              -----------               ----------              -----------
     Net cash provided by (used in) financing activities          572,232                   99,392                 (522,036)
                                                              -----------               ----------              -----------
     Net increase (decrease) in cash                              212,274                  (22,098)                 (13,611)

     Cash at beginning of year                                    230,197                  252,295                   265,906
                                                              -----------               ----------              -----------
     Cash at end of year                                     $    442,471             $    230,197              $    252,295
                                                              ===========               ==========              ============
     SUPPLEMENTAL DISCLOSURE
     Cash paid during the year for interest                  $     63,365             $     61,218              $     55,449

     NONCASH TRANSACTIONS
     Unrealized (gains) losses on securities
       available-for-sale                                    $     (9,262)           $    (336,478)             $    419,906

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          During the Company's two most recent fiscal years, the Company did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                             PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     The following is a brief description, as of December 31, 1996, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present or last principal employment, in the same or a similar position, for more than five years:

          Steven C. Adams     Mr. Adams has been an attorney with the firm
          (47)                of Adams, Ellard & Frankum, P.C. since 1973
                              and President of Chatham Transport Company, a trucking company, since 1994. He has been a director of the Company, Community-
                              Habersham and Financial Supermarkets since
                              1990.

          Edwin B. Burr (63)  Mr. Burr has served as a director of the
                              Company since April of 1995 and Financial
                              Supermarkets since 1992.  Mr. Burr has been
                              President of Financial Solutions, a bank consulting firm, since 1988.

          Elton S. Collins    Mr. Collins has been the President and Chief
          (54)                Executive Officer of Community-Jackson since
                              1982.

          Annette R. Fricks   Mrs.  Fricks has been an Executive Vice
          (52)                President and Corporate Secretary of the
                              Company and Community-Habersham since 1992 and 1967, respectively, and has also served as Corporate Secretary of Financial
                              Supermarkets since 1984.

          Charles M. Miller   Mr. Miller has served as an Executive Vice
          (55)                President of the Company, the President and
                              Chief Operating Officer and director of
                              Community-Habersham and the Executive Vice
                              President and director of Financial
                              Supermarkets since 1990. Mr. Miller has served as a director of Community-Troup since November 1994. Mr. Miller previously was President and a director of the LaGrange, Georgia branch of Citizens and Southern National Bank (now known as
                              NationsBank, N.A. (South)) from 1980-
                              1990.

          Harry H. Purvis     Mr. Purvis is a retired executive of Johnson
          (90)                & Johnson, Inc., a textile manufacturer, and
                              has been a director of the Company since
                              1981 and Community-Habersham since 1956.
                              Mr. Purvis has also served as a director of Financial Supermarkets since 1984.

          Harry L. Stephens   Mr. Stephens has been an Executive Vice
          (50)                President and the Chief Financial Officer of
                              the Company and Community-Habersham since
                              1992 and has served as Treasurer of
                              Financial Supermarkets since 1986.  He was
                              Senior Vice President of Community-Habersham from 1986 to 1992.

          H. Calvin Stovall,  Mr. Stovall, who is retired, was the
          Jr. (81) President and Treasurer of Stovall Tractor Company, a retail farm equipment dealer, from 1948 until November of 1995. He has served as the Chairman of the Company's Board of Directors since 1981. Mr. Stovall has also served as a director of Community-Habersham, Community-Jackson, Financial
                              Supermarkets and Community-Troup since 1963,
                              1982, 1984 and November 1994, respectively.

          Dean C. Swanson     Mr. Swanson is President of the Standard
          (64)                Group, a telecommunications company, and is
                              a director of Independent Telecommunications
                              Network.  Mr. Swanson has served as a
                              director of the Company, Community-Habersham and Financial Supermarkets since 1981, 1972 and 1984, respectively.

          George D. Telford   Mr. Telford is a retired bank executive and
          (76)                has served as a director of the Company and
                              Community-Habersham since 1981 and 1965, respectively, as well as of Financial
                              Supermarkets since 1993.

          J. Alton Wingate    Mr. Wingate has served as a director and the
          (57)                President and Chief Executive Officer of the
                              Company, Community-Habersham and Financial
                              Supermarkets since 1981, 1977 and 1984,
                              respectively. Mr. Wingate has also been the Chairman of the Board of Directors and a director of Community-Jackson, Community-
                              Alabama  and Community-Troup since 1982,
                              1990 and November 1994, respectively.  Mr.
                              Wingate is a director of Ingles Markets, Inc.

     Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. The executive officers are elected by the Board of Directors and serve at the will of the Board. There are no family relationships between executive officers and directors of the Company.

          The Company is not subject to Section 16(a) of the Securities Exchange Age of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation paid by the Company's subsidiaries to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 during the fiscal years ended December 31, 1996, 1995, and 1994 (the "Named Executive Officers").

                                                           Summary Compensation Table

                                      Annual Compensation                       Long-Term Compensation

     Name and Principal                   Salary                      Securities Underlying        All Other
          Position            Year        ($)<F1>     Bonus ($)<F2>     Options/SARS (#)       Compensation ($)
     ----------------------------------------------------------------------------------------------------------
 J. Alton Wingate             1996         $243,200    $367,271(7)             --                 $  20,784<F3>
    President and Chief       1995          237,600     256,364(7)             --                    18,194
    Executive Officer         1994          233,650     201,927(7)             --                    20,335

 Charles M. Miller            1996          141,000      20,000                --                    19,555<F4>
    Executive Vice            1995          141,000      12,500                --                    14,929
    President                 1994          141,000       7,500             3,000(8)                 14,099

 Harry L. Stephens            1996           88,000      43,000                --                    13,846<F5>
    Executive Vice            1995           83,000      27,500                --                    10,904
    President                 1994           78,000      27,000             6,000(8)                  9,270
    and Chief Financial
    Officer

 Annette R. Fricks            1996           78,000      43,000                --                    12,911
    Executive Vice            1995           73,000      30,000                --                    10,084
    President &               1994           68,000      27,000              15,000                   7,461
    Corporate
    Secretary
_________________________________

<F1>  Includes directors fees.

<F2>  Bonuses are included in this report in the year paid.

<F3>  Includes premiums of $4,059.88 paid for Mr. Wingate's life insurance policies and estimated employee stock ownership plan ("ESOP") contributions of $16,724.87 Final ESOP contributions have not yet been determined for the 1996 fiscal year.

<F4>  Includes premiums of $3,089.06 paid for Mr. Miller's life insurance policies and estimated ESOP contributions of $16,466.11.
      Final ESOP contributions have not yet been determined for the 1996 fiscal year.

<F5>  Includes premiums of $912.00 paid for Mr. Stephens' life insurance policies and estimated ESOP contributions of $12,934.23.
      Final ESOP contributions have not yet been determined for the 1996 fiscal year.

<F6>  Includes premiums of $660.00 paid for Mrs. Fricks' life insurance policies and estimated ESOP contributions of $12,251.89.
      Final ESOP contributions have not yet been determined for the 1996 fiscal year.

<F7>  Mr. Wingate's bonus is contractually based on the performance of
      Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.

<F8>  Restated to reflect the 1995 stock split.

                                Fiscal Year End Option/SAR Values
                                ---------------------------------
                                                                                Value of Unexercised
                                   Number of Unexercised                            in the Money
                                 Options at Fiscal Year End                          Options at
          Name                 Exercisable/Unexercisable (#)                    Fiscal Year End ($)
          ----                 -----------------------------                    --------------------
 J. Alton Wingate                        150,000/0                                    $2,218,500

 Charles M. Miller                        3,000/0                                        $30,450

 Harry L. Stephens                        6,000/0                                        $60,900

 Annette R. Fricks                        15,000/0                                      $152,250


     DIRECTOR'S COMPENSATION. The Chairman of the Board of the Company currently receives a fee of $2,250 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $2,000 a year for service on the Company's Board of Directors. The directors of Community-Habersham, Community-Jackson, Community-Alabama, Community-Troup and Financial Supermarkets currently receive fees of $10,000, $3,600, $3,600, $3,000, and $4,000 per year, respectively.

     AGREEMENTS WITH OFFICERS. In 1990, Community-Habersham entered into an employment agreement with Mr. Miller pursuant to which the parties agreed that Mr. Miller would serve as the President, Chief Operating Officer and General Manager of Community-Habersham. The initial term of the agreement was one year, subject to successive automatic renewals of one year each unless (i) either party gives written notice at least 60 days prior to the annual renewal date of the desire to terminate, or
(ii) Community-Habersham terminates for cause (as defined in the agreement).

     The agreement provides for Mr. Miller to receive an annual salary of $125,000 plus certain benefits and perquisites. The Agreement also entitles Mr. Miller to certain severance payments following a change of control (as defined in the agreement) of Community-Habersham. Further, Mr. Miller agrees that he will not compete with or solicit certain customers from Community-Habersham within Habersham or Jackson County (or any contiguous county) for a period of three years after termination of Mr. Miller's employment with Community-Habersham.

     In 1987, Community-Habersham and Mr. Wingate entered into a change-in-control agreement for a three year term, renewable for an additional one year period annually thereafter in the sole discretion of the compensation committee of the Board of Directors of Community-Habersham. In the event a change in control (as defined in the agreement) of Community-Habersham occurs and Mr. Wingate's employment is involuntarily terminated other than for cause, disability or retirement or is voluntarily terminated as a result of a material reduction of duties, compensation or benefits or a forced relocation, the agreement provides for the payment of certain severance benefits to Mr. Wingate. Such benefits include the continuation of salary payments to Mr. Wingate for a period of 36 months from the date of termination, the payment of certain bonuses for the year in which his employment is terminated and the following two calendar years, the continuation of health and life insurance coverage and the continued participation by Mr. Wingate in all employee retirement plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of January 1, 1997 by (i) each of the Named Executive Officers, (ii) each of the directors of the Company, (iii) each shareholder who owns greater than five percent (5%) of the Company's securities and
(iv) all executive officers and directors of the Company as a group, without naming such individuals. There were 2,004,830 shares outstanding on such date.

                              Name of                              Amount of Shares                            Percent
                         Beneficial Owner                         Beneficially Owned                           of Class
                         ----------------                         ------------------                           --------
                 Joye H. Adams                                      141,720<F1>                                   7.07%
                 Steven C. Adams                                    423,710<F2><F3><F4><F5><F6>                  21.13%
                 Edwin B. Burr                                        1,080<F7>                                         *
                 Elton S. Collins                                   334,130<F3><F8><F11>                         16.67%
                 Community Bankshares, Inc.                         308,870<F9>                                  15.41%
                    Employee Stock Ownership Plan and Trust
                 Annette R. Fricks                                  21,550<F24><F25>                              1.07%
                 Emmett D. Hart                                   151,440<F10>                                    7.55%
                 Charles M. Miller                                  9,660<F23>                                        *
                 Harry H. Purvis                                    44,900<F13>                                   2.24%
                 Harry L. Stephens                                  7,410<F12>                                        *
                 H. Calvin Stovall, Jr.                           166,760<F14><F15>                               8.32%
                 Dean C. Swanson                                      30,000                                      1.50%
                 George D. Telford                                  75,840<F16>                                   3.78%
                 J. Alton Wingate                                                                                34.95%
                                                              700,690<F2><F3><F4><F17><F18><F19><F20><F21>
                 All executive officers and directors            1,103,490<F22>                                   55.04%
                    as a group (11 persons).

________________________
* less than one percent

<F1>  Mrs. Adams' address is 664 Chenocetah Drive, Cornelia, Georgia
      30531.
<F2>  Includes an aggregate of 48,000 shares held by the Taft Chatham
      Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
<F3>  Includes 308,870 shares held by the Community Bankshares, Inc.
      ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
<F4>  Includes 19,500 shares held by Chatham Transport Company with respect to which Messrs. Wingate and Adams share voting power.
<F5>  Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack
      Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
<F6>  Mr. Adam's address is 20 North Main Street, Cornelia, Georgia 30531.
<F7>  Does not include 750 shares of Common Stock owned by Mr. Burr's wife, as to which he disclaims beneficial ownership.

<F8>  Mr. Collins' address is 1851 North Elm Street, Commerce, Georgia
      30329.
<F9>  The address of the ESOP is 400 North Main Street,
      Cornelia, Georgia 30531.
<F10> Mr. Hart's address is 1729 Davis (By-Pass) Road, LaGrange, Georgia
      30241.
<F11> Includes presently-exercisable options to acquire 3,000 shares of
      Common Stock.
<F12> Includes presently-exercisable options to acquire 6,000 shares of
      Common Stock.
<F13> Does not include 1,050 shares of Common Stock owned by Mr. Purvis'
      wife, as to which he disclaims beneficial ownership.
<F14> Mr. Stovall's address is 410 Grand View Circle, Cornelia, Georgia
      30531.
<F15> Does not include 250 shares of Common Stock owned by Mr. Stovall's wife, as to which he disclaims beneficial ownership.
<F16> Does not include 9,900 shares of Common Stock owned by Mr. Telford's wife, as to which he disclaims beneficial ownership.
<F17> Includes 16,500 shares held by the Estate of H. Milton Stewart, Sr., of which Mr. Wingate is a co-trustee and has voting and investment control.
<F18> Includes 5,010 shares held by Mr. Wingate as Attorney-in-Fact for
      Virginia Hodgkinson as to which Mr. Wingate has voting and investment control.
<F19> Includes presently-exercisable options to acquire 150,000 shares of
      Common Stock.
<F20> Mr. Wingate's address is 400 North Main Street, Cornelia, Georgia
      30531.
<F21> Does not include 300 shares of Common Stock owned by Mr.
      Wingate's wife, as to which he disclaims beneficial ownership.
<F22> Includes presently-exercisable options to acquire 174,000 shares of
      Common Stock.
<F23> Does not include 420 shares of Common Stock owned by Mr. Miller's wife, as to which he disclaims beneficial ownership.
<F24> Does not include 2,640 shares of Common Stock owned by Mrs. Fricks'
      husband, as to which she disclaims beneficial ownership.
<F25> Includes presently-exercisable options to acquire 15,000 shares of
      Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Each of the Community Banking Subsidiaries has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of the particular bank and the Company and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

          (a)  Financial Statements.

          The following financial statements and notes thereto of the Registrant are included in this Report:

          Independent Auditor's Report on the Financial Statement
          Consolidated Balance Sheets - December 31, 1996

          Consolidated Statement of Income for the Years Ended
          December 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholder's Equity for the
          Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements

          (b)  Exhibits.

          The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

          Exhibit

          2 Agreement and Plan of Reorganization by and between the Registrant and The Bank of Troup
               County, dated May 26, 1993 (included as Exhibit 2 to the Registrant's Form S-4 Registration
               Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          3.1 Articles of Incorporation of the Registrant, as amended (included as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December
               31, 1995, previously filed with the Commission and incorporated herein by reference).

          3.2 By-Laws of the Registrant (included as Exhibit 3.3 to the Registrant's Form S-4 Registration
               Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          4.1 See exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws as amended, which define the rights of the holders of Common Stock of the Registrant (included as Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          10.1 Incentive Stock Option Plan, as adopted August 17, 1987 (included as Exhibit 10.1 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          10.2 Employment Agreement between Charles M. Miller and Community - Habersham, dated March 31, 1990 (included as Exhibit 10.2 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          10.3 Agreement Regarding Change in Control between J. Alton Wingate and Community - Habersham, dated August 17, 1987 (included as Exhibit 10.3 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          10.4 Profit Sharing Plan, dated September 30, 1993 (included as Exhibit 10.4 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          10.5 Amended and Restated Revolving Credit and Term Loan Agreement Between The Citizens and Southern National Bank and the Registrant (included as
               Exhibit 10.5 to the Registrant's Form S-4
               Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

          10.6 Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated January 10, 1996 (included as Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference).

          10.7 Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc. (included as Exhibit 10.1 to the Registrant's Form 10-QSB for the period ended March 31, 1996 and incorporated herein by reference).

          21   List of Subsidiaries of Registrant (included as
               Exhibit 21 to the Registrant's Annual Report on
               Form 10-KSB for the year ended December 31, 1994, previously filed with the Commission and incorporated herein by this reference).

          27   Financial Data Schedule

          (c) No reports on Form 8-K were filed during the last quarter of 1996.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 25th of March, 1997.

                                   COMMUNITY BANKSHARES, INC.



                                   By:  /s/ J. Alton Wingate
                                        J. Alton Wingate
                                        President and Chief
                                        Executive Officer


                        POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints J. Alton Wingate or Harry L. Stephens and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated on the 25th day of March, 1997.

                     Signature                            Title
          /s/ J. Alton Wingate               President and Chief Executive
              J. Alton Wingate               Officer (Principal Executive
                                             Officer) and Director

          /s/ Steven C. Adams                Director
              Steven C. Adams

          /s/ Edwin B. Burr                  Director
              Edwin B. Burr

          /s/ Harry H. Purvis                Director
              Harry H. Purvis

          /s/ H. Calvin Stovall, Jr.         Director
              H. Calvin Stovall, Jr.

          /s/ Dean C. Swanson                Director
              Dean C. Swanson

          /s/ George D. Telford              Director
              George D. Telford

          /s/ Harry L. Stephens              Executive Vice President and
              Harry L. Stephens              Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
            FILED PURSUANT TO SECTION 15(D) OF THE ACT
       BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                PURSUANT TO SECTION 12 OF THE ACT.


          The Registrant has furnished annual reports and proxy material to security holders, and copies of such documents have been furnished to the Commission for its information.