Form 10-Q
period 1997-03-31
COMMUNITY BANKSHARES INC /GA/
filed 1997-05-14
CIK 927478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549
FORM 10-Q
Mark One

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarter period ended March 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________  to  ___________

               Commission File Number:  33-81890
                        Community Bankshares, Inc.
             ________________________________________________
          (Exact name of registrant as specified in its charter)
          Georgia                                            58-1415887
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

          400 North Main Street, Cornelia, Georgia  30531
              (Address of principal executive offices)
                             (Zip Code)
                           (706) 778-2265
        (Registrant's telephone number, including area code)
                                  N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
 such filing requirements for the past 90 days.   Yes   X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997: 2,004,830.

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                                  INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet - March 31, 1997 and
          December 31, 1996                                          3

          Consolidated Statements of Income - for Three Months
          Ended March 31, 1997 and 1996                            4 and 5

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1997 and 1996                            6 and 7

          Note to Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9 - 13


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8 - K                          14

          Signatures                                                  15

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
               March  31, 1997 and December 31, 1996
                      (Dollars in thousands)
                           (Unaudited)
                                                      1997            1996
Assets
Cash and due from banks                              $18,830         $19,480
Interest-bearing deposits in banks                        27             208
Investment securities:
    Held to maturity (fair value $22,926 and $18,826) 22,867          18,654
    Available for sale, at estimated fair value       51,845          47,418
Federal Funds Sold                                     9,130           8,345
Loans held for sale                                    2,521           2,484

Loans                                                206,010         203,302
Less allowance for loan losses                         3,721           3,592
Loans, net                                           202,289         199,710

Premises and equipment, net                            9,031           8,115
Other assets                                          10,871          11,165
  Total Assets                                      $327,411        $315,579

Liabilities and Shareholders' Equity
Deposits:
    Noninterest bearing demand                       $37,472         $36,877
    Interest-bearing demand                           57,493          61,676
    Savings                                           14,545          13,949
    Certificates of deposits $100,000 and over        50,228          48,328
    Other time                                       130,264         117,879
        Total deposits                               290,002         278,709
Other borrowings                                         578             616
Other liabilities                                      8,346           8,994
       Total liabilities                             298,926         288,319
Commitments and contingent liabilities

Redeemable common stock held by ESOP, 308,870 shares
outstanding,  at fair value                            6,773           6,177

Shareholders' equity
    Common stock, $1 par value , 5,000,000 shares
     authorized; 2,004,830 shares issued and
     outstanding                                       2,005           2,005
    Capital surplus                                    5,276           5,276
    Retained earnings                                 14,723          13,876
    Unrealized loss on securities available for sale,
     net of tax                                         (292)            (74)
         Total stockholders' equity                   21,712          21,083
  Total Liabilities and Stockholders' Equity        $327,411        $315,579
See Accompanying Note to Consolidated Financial Statements


                         COMMUNITY BANKSHARES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED March 31, 1997 and 1996
            (Dollars in Thousands, except per share amounts)
                                (Unaudited)
                                              Three Months Ended
                                                   March 31
                                               1997            1996
Interest Income
  Loans                                      $5,371          $4,799
  Taxable securities                            753             542
  Nontaxable securities                         285             194
  Deposits in bank                                8               1
  Federal funds sold                            204             156
           Total Interest Income              6,621           5,692

Interest Expense
  Interest on deposits                        3,091           2,650
  Interest on borrowed funds                     11              16
      Total Interest Expense                  3,102           2,666

Net Interest Income                           3,519           3,026
  Provision for loan losses                     190             209
Net interest income after
  provision for loan losses                   3,329           2,817

Other operating income
  Service charges on deposit
    accounts                                    462             343
  Other service charges,
    commissions & fees                          166             134
  Gains on sale of loans                        158              85
  Nonbank subsidiary non-
    interest income                           2,458           1,010
  Other income                                   80             151
    Total other income                        3,324           1,723














                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED March 31, 1997 and 1996
                             (Dollars in Thousands)
                                  (Unaudited)

                                                Three Months Ended
                                                     March 31
                                               1997            1996
Other operating expenses
  Salaries and other
      employee benefits                       2,542           1,779
  Occupancy expense                             247             192
  Equipment expense                             336             278
  Other operating expenses                    1,286           1,150
    Total other expenses                      4,411           3,399

     Income before income taxes               2,242           1,141
      Applicable income taxes                   730             337

                  NET INCOME                 $1,512            $804


Net income per share of common stock           $.70            $.39
Weighted average shares outstanding       2,149,095       1,954,604
  Cash dividends per share of
            common stock                     $.0350          $.0334

See Accompanying Note to Consolidated Financial Statements

                         COMMUNITY BANKSHARES,INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Threee Months Ended March 31, 1997 and 1996
                          (Dollars in Thousands)
                               (Unaudited)
                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $1,512        $  804
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              206           246
Provision for loan losses                                  190           209
Provision for other real estate                             20
(Increase) in interest receivable                         (192)         (410)
(Increase) in deferred taxes                               (61)          (83)
(Increase) in loans held for sale                          (37)         (300)
Increase (decrease) in taxes payable                       446          (368)
Increase (decrease) in interest payable                     76           (56)
Losses on sale of other real estate                         26
Other prepaids, deferrals and accruals, net               (415)         (316)
Total adjustments                                          259         (1078)

Net cash provided by (used in) operating activities      1,771          (274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities
  Available for sale                                    (6,859)       (6,016)
  Held to maturity                                      (4,705)       (1,456)
Proceeds from sales of other real estate                    25
Proceeds from maturities of investment securities
  Available for sale                                     2,082         5,200
  Held to maturity                                         492           225
Net (increase) decrease in Interest Bearing Deposits
  in banks                                                 181           (14)
Net (increase) in Federal funds sold                      (785)           (5)
Net (increase) in loans                                 (2,917)       (4,005)
Purchase of premises and equipment                      (1,120)         (306)

Net cash used in investing activities                  (13,606)       (6,377)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                11,293         5,834
Net increase in other borrowed funds                                     616
Repayment of notes payable                                 (38)         (787)
Dividends paid                                             (70)          (65)
Proceeds from sale of stock                                                4

Net cash provided by financing activities               11,185         5,602

Net (decrease) in cash and due from banks                 (650)       (1,049)

Cash and due from banks, beginning of period            19,480        13,646

Cash and due from banks, end of period                 $18,830       $12,597


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the period for:
  Interest                                               3,253         2,722

  Income Taxes                                             345           348


NONCASH TRANSACTIONS
  Unrealized losses on securities available
  for sale                                                 350           187


  Principal balances of loans transferred to other
   real estate                                             148            25

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

The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

As of March 31, 1997, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1996. Total assets, loans and deposits increased by 3.75%, 1.33% and 4.05% respectively. The growth in deposits and loans is consistent with prior year and management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of March 31, 1997, the Liquidity Ratio was 30.71% which is within the Company's target range of 25 - 30%. The Banks have available lines of credit to meet any unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income when subjected to rising and falling rates of 300 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At March 31, 1997, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at March 31, 1997 were as follows:

                                         Actual            Regulatory minimum

Leverage                                  8.63%                      4.00%
 Risk Based Capital ratios:
 Core Capital                            12.38%                      4.00%
 Total Capital                           13.63%                      8.00%

Results of Operation

Net interest income for the three month period ended March 31, 1997 increased 16.3% to $3,519,000 over $3,026,000 for the same period for 1996. Interest income for the three month period was up by 16.3% from $5,692,000 to $6,621,000. This increase in interest income is due to an increase in earning assets of 15.67% or $39,602,000 at March 31, 1997, compared to March 31, 1996. For the first three months of 1997, earning assets increased by $11,989,000 or 4.3%. The largest increase in earning assets since March 31, 1996 was the increase in loans of $24,960,000 while investment securities increased by $17,699,000. Federal Funds sold decreased by $3,070,000. Interest expense on interest bearing deposits was up by $441,000 or 16.6% for the first three months of 1997 over the same period for 1996. This increase in interest expense is due to an increase in interest bearing deposits of 16.8% or $36,299,000 at March 31, 1997, compared to March 31, 1996. For the first three months of 1997, interest bearing deposits increased by $10,698,000 or 4.4%. The increase in interest income, interest expense, and net interest income were all consistent with budget projections made by management and is on target to be consistent with annual projections.

The provision for loan losses was $190,000 for the first three months of 1997 compared to $209,000 for the same period in 1996, a decrease of 9.1%.
This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the unguaranteed portion of any SBA loans. This amounted to $17,000 for the first quarter of 1997.

The following table furnishes information on the Loan Loss Reserve for the current three month reporting period and the same period for 1996 .

                                                 1997                 1996

Beginning Balance                               3,592                3,061

Less Charge Offs
     Real Estate Loans                            (24)                  (0)
     Commercial Loans                             (32)                 (10)
     Consumer Loans                               (21)                 (31)
     Credit Cards                                  (1)                  (4)

Plus Recoveries
     Real Estate Loans                              3                    0
     Commercial Loans                               6                    1
     Consumer Loans                                 8                   17
     Credit Cards                                   0                    0

Plus Provision                                    190                  209

Ending Balance                                  3,721                3,243


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

The Provision for Loan Losses for the three month period ended March 31, 1997 represented 244% of charge offs for the same period, while the provision for the first three months of 1996 represented 464% of the charge offs recorded in that period. The reserve at the end of March 31, 1997 represented 371% of nonaccrual loans while the reserve at March 31, 1996 represented 420% of nonaccrual loans. Although non accrual loans have increased compared to March 31, 1996, the Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets. The Loan Loss Reserve balance to total loan ratio at March 31, 1997 was 1.78% as compared to 1.77% at March 31, 1996. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt
                                      March 31, 1997

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans          427                15                    0
Commercial Loans           262                33                  752
Consumer Loans             314               490                    0

     Total               1,003               538                  752


                                      March 31, 1996

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans           17               140                    0
Commercial Loans           263               296                  632
Consumer Loans             492                68                    0

          Total            772               504                  632



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

Restructured debt increased primarily due to one additional loan being restructured during the past twelve months. Non accrual loans increased primarily as a result of several large loans being moved to non accrual status during the past twelve month period. Management does not consider these increases to be a negative trend as non accrual and restructured debt will periodically fluctuate.

The bank places loans on nonaccrual at such time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income increased by 92.9% or $1,601,000 during the three month period ended March 31, 1997 as compared to the same period for 1996. The majority of this increase , $1,448,000, was from the increase in the sale of supermarket bank units as well as the increase in income associated with the ongoing licensing of these units. Service charges on deposit accounts increased by $119,000 or 34.7% as compared to the same period for 1996. The major increase was the increase in non-sufficient funds (NSF) charges of $113,000.
NSF charges increased primarily as a result of the Company's new program of free checking. Another result of the free checking program was that service charges on deposit accounts increased by only $5,000 despite the growth in total deposits. Other service charges, commissions and fees were up by $32,000 primarily due to the increase in ATM fees from the Company's electronic banking program. The gains on sale of loans increased by $73,000 or 85.9% during the three month period ended March 31, 1997 as compared to the same period for 1996. This increase is due to the increase in SBA loan origination. Trust department income for the first quarter 1996 was down by $18,000 for the first quarter of 1997 as compared to the same period one year ago.

Other operating expenses increased by 29.8% or $1,012,000 for the first three months of 1997 over the same period in 1996. Salaries and benefits were up $763,000 or 42.9% from the first quarter of 1996 to the first quarter of 1997. This is due to increased staffing of 27.5 F.T.E. from 193.5 at the end of March 1996 to 221.0 at the end of March 1997. Equipment and occupancy expenses were up by $113,000 for the first quarter 1997 over the first quarter of 1996. The increase in salaries and benefits as well as equipment and occupancy expenses was primarily due to the addition of five supermarket banking centers during the past twelve months as well as the increase in cash dispensing machines.

Net income for the three month period was $1,512,000 or an increase of 88.1% over the same period for 1996. The net income was more than budgeted numbers and is consistent with management's expectations for this quarter.

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


                                          COMMUNITY BANKSHARES, INC.


DATE: May 14, 1997                  BY: /s/ Harry L. Stephens
                                       Harry L. Stephens, Executive Vice
                                       President and Chief Financial Officer