Form 10-Q
period 1997-06-30
COMMUNITY BANKSHARES INC /GA/
filed 1997-08-12
CIK 927478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549
FORM 10-Q
Mark One
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarter period ended       June 30, 1997

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

              448 North Main Street, Cornelia, Georgia
              (Address of principal executive offices)
                                30531
                             (Zip Code)
                          (706) 778-2265
        (Registrant's telephone number, including area code)

                                  N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1997: 2,019,830.

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                                  INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet - June 30, 1997 and
          December 31, 1996                                            3

          Consolidated Statements of Income - for Three Months
          Ended June 30,1997 and 1996 and Six Months Ended
          June 30, 1997 and 1996                                   4 and 5

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1997 and 1996                             6 and 7

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

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                     COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                June 30, 1997 and December 31, 1996
                      (Dollars in thousands)
                           (Unaudited)
[CAPTION]
                                                     1997          1996
                                                   [C]           [C]
Assets                                                $21,549      $19,480
Cash and due from banks                                   300          208
Interest-bearing deposits in banks
Investment securities:
    Held to maturity (fair value $24,349 and $18,826)  23,919       18,654
    Available for sale, at estimated fair value        52,549       47,418
Federal Funds Sold                                      7,185        8,345
Loans held for sale                                     2,463        2,484
Loans                                                 220,600      203,302
Less allowance for loan losses                          3,879        3,592
Loans, net                                            216,721      199,710

Premises and equipment, net                             9,289        8,115
Other assets                                           10,482       11,165
  Total Assets                                       $344,457     $315,579

Liabilities and Shareholders' Equity

Deposits:
    Noninterest bearing demand                        $45,172       36,877
    Interest-bearing demand                            58,915       61,676
    Savings                                            15,848       13,949
    Certificates of deposits $100,000 and over         59,110       48,328
    Other time                                        126,284      117,879
        Total deposits                                305,329      278,709
Other borrowings                                          539          616
Other liabilities                                       8,084        8,994
        Total liabilities                             313,952      288,319
Commitments and contingent liabilities

Redeemable common stock held by ESOP, 308,870 shares
outstanding, at fair value                              6,773        6,177

Stockholders' equity
    Common stock, $1 par value , 5,000,000 shares
     authorized; 2,019,830 and 2,004,830 shares
     issued and outstanding                             2,020        2,005
    Capital surplus                                     5,404        5,276
    Retained earnings                                  16,381       13,876
    Unrealized loss on securities available for sale,
     net of tax                                           (73)         (74)
         Total stockholders' equity                    23,732       21,083

  Total Liabilities and Stockholders' Equity         $344,457     $315,579
See Accompanying Note to Consolidated Financial Statements


                         COMMUNITY BANKSHARES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED June 30, 1997 and 1996 and
                    SIX MONTHS ENDED June 30, 1997 and 1996
                           (Dollars in Thousands)
                                (Unaudited)
                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     1997          1996       1997      1996
Interest Income
  Interest and fees on loans        $5,691     $4,910      $11,062     $9,711
  Interest on Federal Funds            161        139          365        293
  Interest on interest-bearing
    deposits                             9          1           17          2
    Interest on investment
      securities:
        Taxable                        809        617        1,562      1,159
        Nontaxable                     326        216          611        410
          Total Interest Income      6,996      5,883       13,617     11,575

Interest Expense
  Interest on deposits               3,253      2,691        6,344      5,341
  Interest on borrowed funds            11         12           22         28
      Total Interest Expense         3,264      2,703        6,366      5,369

Net Interest Income                  3,732      3,180        7,251      6,206
  Provision for loan losses            199        219          389        428
Net interest income after
  provision for loan losses          3,533      2,961        6,862      5,778

Other operating income
  Service charges on deposit
    accounts                           506        377          968        720
  Other service charges,
    commissions & fees                 120        134          286        268
  Security transactions, net            (6)         8           (6)         8
  Gain on sale of loans                120        109          278        194
  Nonbank subsidiary non-
    interest income                  2,492      1,126        4,950      2,136
  Other income                         260        131          340        282
    Total other operating income     3,492      1,885        6,816      3,608









                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED June 30, 1997 and 1996 and
                    SIX MONTHS ENDED June 30, 1997 and 1996
                             (Dollars in Thousands)
                                  (Unaudited)

                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                      1997       1996        1997       1996
Other operating expenses
  Salaries and other
      employee benefits              2,425      1,898       4,967      3,677
  Occupancy expense                    254        189         501        381
  Equipment expense                    269        300         605        578
  Other operating expenses           1,629      1,136       2,915      2,286
    Total other operating
       expenses                      4,577      3,523       8,988      6,922

     Income before income taxes      2,448      1,323       4,690      2,464
      Applicable income taxes          799        409       1,521        746

                  NET INCOME        $1,649       $914      $3,169     $1,718


Per share of common stock and
  common stock equivalents based
  on average number shares
  outstanding during period,
            Net income               $ .77      $ .44       $1.48      $ .83

  Average shares outstanding     2,144,732  2,064,177   2,142,760  2,064,892
  Cash dividends per share of
            common stock             $.035     $.0334        $.07     $.0668

See Accompanying Note to Consolidated Financial Statements

                         COMMUNITY BANKSHARES,INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1997 and 1996
                          (Dollars in Thousands)
                               (Unaudited)

                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $3,169        $1,718
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              504           415
Provision for loan losses                                  389           428
Provision for other real estate                             35
(Gain) Loss on sale of investment securities
    available for sale                                       6            (8)
Loss on sale of other real estate                           40
(Increase) decrease in loans held for sale                  21          (100)
Increase in interest receivable                           (444)         (438)
(Increase) in deferred taxes                              (107)         (148)
Increase in taxes payable                                  745           114
Increase (Decrease) in interest payable                    190          (286)
Other prepaids, deferrals and accruals, net               (464)         (617)
Total adjustments                                          915          (640)

Net cash provided by operating activities                4,084         1,078

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of other real estate                    242           118
Purchase of investment securities
  Available for sale                                   (12,411)      (11,386)
  Held to maturity                                      (5,955)       (4,196)
Proceeds from sales of investment securities
  Available for sale                                     4,413           500
Proceeds from maturities of investment securities
  Available for sale                                     2,863         9,191
  Held to maturity                                         690           409
Net increase in Interest Bearing Deposits in banks         (92)          (23)
Net decrease in Federal funds sold                       1,160         7,045
Net increase in loans                                  (17,620)      (13,118)
Purchase of premises and equipment                      (1,851)         (929)

Net cash used in investing activities                  (28,561)      (12,389)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                26,620        13,713
Net increase in other borrowed funds                         0           616
Repayment of notes payable                                 (77)         (787)
Dividends paid                                            (140)         (131)
Proceeds from issuance of stock                            143             4

Net cash provided by financing activities               26,546        13,415

Net increase in cash and due from banks                  2,069         2,104

Cash and due from banks, beginning of period            19,480        13,646

Cash and due from banks, end of period                 $21,549       $15,750


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the period for:
  Interest                                               6,176         5,655

  Income Taxes                                             883           781


NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities available
  for sale                                                  (2)          663


  Principal balances of loans transferred to other
   real estate                                             220            25

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

The results of operations for the six month period ending June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

As of June 30, 1997, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1996. Total assets, loans and deposits increased by 9.15%, 8.39% and 9.55% respectively. The growth in deposits and loans is consistent with prior year and management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of June 30, 1997, the Liquidity Ratio was 33.82% which is in excess of the Company's target range of 25 - 30%. The Banks have available lines of credit to meet any unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income when subjected to rising and falling rates of 300 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At June 30, 1997, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1997 were as follows:

                                         Actual            Regulatory minimum

Leverage                                  8.73%                      4.00%
 Risk Based Capital ratios:
 Core Capital                            12.36%                      4.00%
 Total Capital                           13.61%                      8.00%

Results of Operation

Net interest income for the six month period ended June 30, 1997 is up
16.84% over the same period for 1996, from $6,206,000 to $7,251,000, and is up 17.35% for the three month period ending June 30, 1997 from $3,180,000 to $3,732,000 for 1997. Interest income was up 17.6% for the six month period ending June 30, 1997 from $11,575,000 to $13,617,000 and up 18.9% for the three month period ending June 30, 1997 from $5,883,000 to $6,996,000. Interest expense was up 18.5% for the six month period ended June 30, 1997 over the same period for the previous year and interest expenses were up 12.56% for the three month period ending June 30, 1997 over the same period for a year ago from $2,703,000 to $3,264,000.

The increase in interest income is due to an increase of 9.46% in earning assets over the six month period of December 31, 1996 through June 30, 1997. The largest number included in this increase is an 8.39% increase in loans for the period. The increase in interest income, interest expense, and net interest income were consistent with budget projections made by management and are on target to be consistent with annual projections.

The following table furnishes information on the Loan Loss Reserve for the current six month reporting period and the same period for 1995 .

                                                 1997                 1996

Beginning Balance                               3,592                3,061

Less Charge Offs
     Real Estate Loans                            (24)                  (0)
     Commercial Loans                             (43)                 (21)
     Consumer Loans                               (84)                 (79)
     Credit Cards                                  (1)                  (7)

Plus Recoveries
     Real Estate Loans                             23                    0
     Commercial Loans                               6                    1
     Consumer Loans                                21                   34
     Credit Cards                                   0                    0

Plus Provision                                    389                  428

Balance, end of period                          3,879                3,417


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

The Provision for Loan Losses for the six month period ended June 30, 1997 represented 255% of charge offs for the same period, while the provision for the first six months of 1996 represented 400% of the charge offs recorded in that period. The reserve at the end of June 30, 1997 represented 500% of nonaccrual loans while the reserve at June 30, 1996 represented 349% of nonaccrual loans. Nonaccrual loans have decreased from $978,000 at June 30, 1996 to $775,000 as of June 30, 1997. The Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets. The Loan Loss Reserved balance to total loan ratio at June 30, 1997 was 1.74% as compared to 1.78% at June 30, 1996. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt
                                     June 30, 1997

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans          198                 0                    0
Commercial Loans           264               277                  606
Consumer Loans             313               128                    0

     Total                 775               405                  606


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

Restructured debt decreased $23,000 during the past twelve months. Non accrual loans decreased $203,000 during the past twelve month period. Management does not consider these decreases to be a trend as non accrual and restructured debt will periodically fluctuate.

The bank places loans on nonaccrual at such time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other operating income increased by 88.91% for the six month period ending
June 30, 1997 as compared to the same period for 1996 and the three month period ending June 30, 1997 showed an 85.25% increase over the same three month period of 1996. Both of these large increases were due to non bank subsidiary non interest income which rose from $2,136,000 for the six month period ending June 30, 1996 to $4,950,000 for the same period of 1997. The increase for the three month period ending June 30, was from $1,126,000 to $2,492,000 for this item. The large increases were a direct result of the contract with Nations Bank and Winn Dixie which benefited our subsidiary, Financial Supermarkets, Inc. by installing 40 supermarket banks in 1997. This trend, while it will have some benefit to the subsidiary in subsequent periods due to on-going fees generated by these new banks, will not continue in 1998 and management expects earnings to be much lower accordingly. Other operating income from the banks was up 26.76% for the six month period ending June 30 and 31.75% for the three month period ending June 30 over the same periods last year.
This is due primarily to service charges on deposit accounts which grew by 34.44% for the six month period ending June 30, and 34.22% for the three month period ending June 30,1997 over the same periods of one year ago. Most of this increase is due to an increase in non sufficient funds (NSF) charges due to our policy of offering free checking accounts. The gain on sale of loans was slightly decreased for both periods as SBA loan originations have been slower this year.

Other operating expenses increased by 29.84% for the six month period ending June 30, 1997 and 29.92% for the three month period ending June 30, 1997 over the same periods a year ago. Salaries and benefits were up 35.08% and 27.71% respectively for the two periods. This was a result of our opening of six branches in the last twelve months and increasing our number of employees from
193.5 FTE at June 30, 1996 to 227.5 FTE at June 30, 1997. These new facilities were also responsible for the rise of Occupancy expenses by 31.49% and 34.39% in the two periods.

Equipment expenses were up 4.67% for the six month period ending June 30, 1997 and 11.52% for the three month period ending June 30, 1997 due to the expenses associated with operating cash dispensers and travel expenses associated with the non bank subsidiary.

Net income is up 83.97% for the six month period and 79.32% for the three month period ending June 30, 1997. This increase was expected but will not continue in the future due to the end of our building units for Nations Bank in Winn Dixie stores in Florida.

On June 20, 1997, the Company entered into an agreement to purchase the assets and assume the liabilities of a branch of SunTrust Bank located in Clarkesville, Georgia. This transaction is scheduled to close in the forth quarter of 1997. The purchase will increase the market share in the Habersham County, Georgia area. Management anticipates this transaction to have an immaterial effect on the Comapny's liquidity, capital resources and operations.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
                               Page 13

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


                                          COMMUNITY BANKSHARES, INC.


DATE: August 12, 1997                BY: /s/ Harry L. Stephens
                                       Harry L. Stephens, Executive Vice
                                       President and Chief Financial Officer