Form 10-Q
period 1997-09-30
COMMUNITY BANKSHARES INC /GA/
filed 1997-11-14
CIK 927478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549
FORM 10-Q
(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________  to  ___________

               Commission File Number:  33-81890

                   Community Bankshares, Inc.
        ________________________________________________
(Exact name of registrant issuer as specified in its charter)
          Georgia                                            58-1415887
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

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1997: 2,169,830.

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                                  INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1997
          and December 31, 1996                                    3 and 4

          Consolidated Statements of Income - for Three Months
          Ended September 30, 1997 and 1996 and Nine Months Ended
          September 30, 1997 and 1996                              5 and 6

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1997 and 1996                        7 and 8

          Note to Consolidated Financial Statements                   9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10 - 14


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8 - K                          15

          Signatures                                                  16

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
              September  30, 1997 and December 31, 1996
                      (Dollars in thousands)
                           (Unaudited)
                                                     1997                1996
Assets

Cash and due from banks                               16,335          $19,480
Interest-bearing deposits in banks                       717              208
Investment securities:
    Held to maturity (fair value $25,670 and $18,826) 25,286           18,654
    Available for sale                                50,518           47,418
Federal Funds Sold                                     9,805            8,345
Loans held for sale                                    2,313            2,484

Loans                                                226,523          203,302
Less allowance for loan losses                         4,056            3,592
Loans, net                                           222,467          199,710

Premises and equipment                                 9,835            8,115
Other assets                                          10,258           11,165
  Total Assets                                       347,534         $315,579

Liabilities, Redeemable Common Stock and Shareholders' Equity

Deposits:
    Demand                                            42,494          $36,877
    Interest-bearing demand                           63,012           61,676
    Savings                                           16,438           13,949
    Certificates of deposits $100,000 and over        56,787           48,328
    Other time                                       128,411          117,879
        Total deposits                               307,142          278,709
Other borrowings                                         501              616
Other liabilities                                      7,841            8,994
        Total liabilities                            315,484          288,319

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 308,870
  shares outstanding, at fair value                    6,773            6,177








                         CONSOLIDATED BALANCE SHEET
                  September 30, 1997 and December 31, 1996
                           (Dollars in thousands)
                                 (Unaudited)

                                                        1997             1996

Shareholders' equity
    Common stock, $1 par value , 5,000,000 shares
     authorized; 2,169,830 and 2,004,830 shares
     issued and outstanding                            2,170            2,005
    Surplus                                            5,962            5,276
    Retained earnings                                 17,861           13,876
    Unrealized (loss)gain on securities available
     for sale, net of tax                                 66              (74)
    Treasury stock                                      (782)               0

         Total shareholders' equity                   25,277           21,083

  Total liabilities, redeemable common stock
     and shareholders' equity                        347,534         $315,579

See Accompanying Note to Consolidated Financial Statements


                         COMMUNITY BANKSHARES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED September 30, 1997 and 1996 and
                NINE MONTHS ENDED September 30, 1997 and 1996
               (Dollars in Thousands, except per share amounts)
                                (Unaudited)
                                     Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                     1997         1996        1997      1996
Interest Income
  Interest and fees on loans        $6,475     $5,449      $17,537    $15,160
  Interest on Federal Funds sold       156        166          521        459
  Interest on interest-bearing
    deposits                            61          5           78          7
    Interest on investment
      securities:
        Taxable                        717        628        2,279      1,787
        Nontaxable                     336        236          947        646
          Total Interest Income      7,745      6,484       21,362     18,059

Interest Expense
  Interest on deposits               3,308      2,868        9,652      8,209
  Interest on borrowed funds            10         18           32         46
      Total Interest Expense         3,318      2,886        9,684      8,255

Net Interest Income                  4,427      3,598       11,678      9,804
  Provision for loan losses            247        196          636        624
Net interest income after
  provision for loan losses          4,180      3,402       11,042      9,180

Other income
  Service charges on deposit
    accounts                           497        383        1,465      1,103
  Other service charges,
    commissions & fees                 191        150          477        418
  Security transactions, net            15        (20)           9       (12)
  Gain on sale of loans                261        108          539        302
  Nonbank subsidiary non-
    interest income                  1,170        957        6,120      3,133
  Other income                          27         91          367        333
    Total other income               2,161      1,669        8,977      5,277








                       CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED September 30, 1997 and 1996 and
                  NINE MONTHS ENDED September 30, 1997 and 1996
                 (Dollars in Thousands, except per share amounts)
                                  (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                      1997       1996        1997       1996
Other expenses
  Salaries and other
      employee benefits              2,350      1,931       7,317      5,608
  Occupancy expense                    264        217         765        598
  Equipment expense                    306        260         911        838
  Other expenses                     1,253      1,258       4,168      3,544
    Total other expenses             4,173      3,666      13,161     10,588

     Income before income taxes      2,168      1,405       6,858      3,869
      Income taxes                     689        414       2,210      1,160

                  NET INCOME        $1,479       $991      $4,648     $2,709


Per share of common stock and
  common stock equivalents based
  on average number shares
  outstanding during period,
            Net income               $ .71      $ .48       $2.26      $1.31

  Average shares outstanding     2,075,757  2,059,461   2,031,808  2,063,386
  Cash dividends per share of
            common stock            $.034       $.033        $.11       $.10

See Accompanying Note to Consolidated Financial Statements

                         COMMUNITY BANKSHARES,INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 1997 and 1996
                          (Dollars in Thousands)
                               (Unaudited)
                                                          1997        1996
OPERATING ACTIVITIES
Net Income                                              $4,648        $2,709
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              772           635
Provision for other real estate                             50             0
Provision for loan losses                                  636           624
(Gain) loss on sale of investment securities
    available for sale                                      (9)           12
Loss on sale of other real estate                           42             0
(Increase) decrease in loans held for sale                 171          (268)
Increase in interest receivable                           (463)         (339)
Increase in deferred taxes                                (147)          (47)
Increase in taxes payable                                 (438)          (45)
(Increase) decrease in interest payable                    508          (342)
Other operating activities                                 156         1,078
Total adjustments                                        1,278         1,308

Net cash provided by operating activities                5,926         4,017

INVESTING ACTIVITIES
Proceeds from sale of other real estate                    341           124
Purchase of investment securities
  Available for sale                                   (16,355)      (17,581)
  Held to maturity                                      (7,463)       (4,984)
Proceeds from sales of investment securities
  Available for sale                                     7,202         2,000
Proceeds from maturities of investment securities
  Available for sale                                     6,297        11,550
  Held to maturity                                         831           500
Net increase in interest bearing deposits
  in banks                                                (509)         (279)
Net (increase) decrease in Federal funds sold           (1,460)         1,020
Net increase in loans                                  (23,613)      (18,289)
Purchase of premises and equipment                      (2,591)       (2,636)

Net cash used in investing activities                  (37,320)      (28,575)

FINANCING ACTIVITIES

Net increase in deposits                                28,433        24,902
Net increase (decrease) in other borrowed funds              0         1,616
Repayment of notes payable                                (115)         (787)
Dividends paid                                            (212)         (195)
Proceeds from issuance of stock                            143             4

Net cash provided by financing activities               28,249        25,540

Net (increase) decrease in cash and due from banks      (3,145)          982

Cash and due from banks, beginning of period            19,480        13,646

Cash and due from banks, end of period                 $16,335       $14,628


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the period for:
  Interest                                               9,176         8,597

  Income Taxes                                           2,795         1,284


NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities available
  for sale                                                (235)          165


  Principal balances of loans transferred to other
   real estate                                             220            25

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

The results of operations for the three month and nine month periods ending September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

As of September 30, 1997, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1996. Total assets, loans and deposits increased by 10.13%, 11.20% and 10.20% respectively. The growth in deposits and loans is consistent with prior year and management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the foreseeable future.

Liquidity

As of September 30, 1997, the Liquidity Ratio was 27.63% which is within the Company's target range of 25 - 30%. The Banks have available lines of credit to meet any unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income when subjected to rising and falling rates of 200 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At September 30, 1997, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1997 were as follows:

                                         Actual            Regulatory minimum

Leverage                                  9.27%                      4.00%
 Risk Based Capital ratios:
 Core Capital                            13.90%                      4.00%
 Total Capital                           15.16%                      8.00%

Results of Operation

Net interest income for the nine month period ended September 30, 1997 increased 19.11% to $11,678,000 over $9,804,000 for the same period for 1996. Interest income for the nine month period was up by 18.29% from $18,059,000 to $21,362,000. Earning assets were up by $42,355,000 as of September 30, 1997 over September 30,1996 or an increase of 15.53%. The largest increase in earning assets was the increase in loans of $23,050,000 for this period as loan demand continued to be strong in our market area. Interest expense on deposits increased by 17.58% during the first nine months of 1997 over the same period for 1996 as interest bearing deposits grew by 30,875,000 or 13.21%. Interest income for the three month period ending September 30, 1997 was up 19.45% or $1,261,000 over the three month period ending
September 30, 1996 while interest expense on deposits was up by 15.34% or $440,000 for the same period. This resulted in an increase in net interest income of $432,000 or 14.97% for the third quarter of 1997 when compared to the third quarter of 1996. The increases in interest income and interest expense and net interest income were consistent with the growth experienced in assets and liabilities and were consistent with budget projections made by management.

The provision for loan losses was $636,000 for the first nine months of 1997 compared to $624,000 for the first nine months of 1996, an increase of 1.92%. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the unguaranteed portion of any SBA loans.

The following table furnishes information on the Loan Loss Reserve for the current nine month reporting period and the same period for 1996.

                                                 1997                 1996

Beginning Balance                               3,592                3,061

Less Charge Offs
     Real Estate Loans                            (35)                  (0)
     Commercial Loans                             (94)                (113)
     Consumer Loans                              (111)                (131)
     Credit Cards                                  (4)                  (9)

Plus Recoveries
     Real Estate Loans                             27                    0
     Commercial Loans                               9                    5
     Consumer Loans                                36                   51
     Credit Cards                                   0                    0

Plus Provision                                    636                  624

Ending Balance                                  4,056                3,488


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

The Provision for Loan Losses for the nine month period ended September 30, 1997 represented 261% of charge offs for the same period, while the provision for the first nine months of 1996 represented 246% of the charge offs recorded in that period. The reserve at the end of September 30, 1997 represented 715% of nonaccrual loans while the reserve at September 30, 1996 represented
360% of nonaccrual loans. Nonaccrual loans have decreased from $998,000 at September 30, 1996 to $567,000 as of September 30, 1997. The Company is well within its policy of maintaining a loan loss reserve of at least 200% of non-
performing assets.   The Loan Loss Reserve balance to total loan ratio at
September 30, 1997 was 1.77% as compared to 1.75% at September 30, 1996. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt:
                                      September 30, 1997

                        Non Accrual        Past Due           Restructured
                           Loans            90 days               Debt
                                        still accruing

Real Estate Loans           10                16                    0
Commercial Loans           240               387                  139
Consumer Loans             317               276                    0

     Total                 567               679                  139


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

Restructured debt decreased $485,000 during the past twelve months. Non-accrual loans decreased $431,000 during the past twelve month period. Management does not consider these decreases to be a trend as nonaccrual and restructured debt will periodically fluctuate.

The bank places loans on nonaccrual at such time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income increased by $3,700,000 or 70.12% during the nine month period ended September 30, 1997 as compared to the same period for 1996 and increased by $462,000 or 27.19% for the three month period ended
September 30,1997 as compared to the same period in 1996. The reason for the increase for both the nine month and three month periods was an increase in sales generated by the Supermarket Bank division. These large increases were a direct result of the contract with Nations Bank and Winn Dixie which benefitted our subsidiary, Financial Supermarkets, Inc., by installing 54 supermarket banks in 1997 verses 29 installations for the same period in 1996. This trend, while it will have some benefit to the subsidiary in subsequent periods due to ongoing fees generated by these new installations, will not continue in 1998 and management expects earnings to be much lower accordingly. Service charges on deposit accounts increased 362,000 or 32.82% for the nine month period ended September 30, 1997 as compared to the same periods last year. Most of this increase is due to an increase in nonsufficient funds (NSF) charges resulting from our policy of offering free checking accounts.

Other expenses increased by $2,573,000 or 24.30% for the first nine months of 1997 over the same period in 1996 and by $507,000 or 13.83% for the third quarter of 1997 over the third quarter of 1996. Salaries and benefits accounted for $1,709,000 and $419,000 of these amounts respectively with the number of personnel rising from 207 full time equivalent employees at September 30, 1996 to 234 full time equivalent employees at September 30, 1997. This increase was due to the opening of four additional branches during the last twelve months and the growth experienced during that period.

Occupancy and Equipment expenses were up $240,000 for the nine month period ending September 30, 1997 over the same period ending September 30, 1996 due to the four new branches.

Net income for the nine month period ended September 30, 1997 was up 71.58% over the same period for 1996 and net income for the three month period ending September 30, 1997 was up 49.24% over the same three month period for 1996. This increase was expected but will not continue in the future due to the end of our installing units for Nations Bank in Winn Dixie stores in Florida.

On June 20, 1997 and July 31, 1997 the Company entered into agreements to purchase the assets and assume the liabilities of the Clarkesville, Georgia and Cleveland, Georgia branches of Sun Trust Bank, respectively. These transactions are scheduled to close in the fourth quarter of 1997 and the first quarter of 1998, respectively. These purchases will increase the market share in both the Habersham and White County, Georgia markets. Management anticipates these transactions to have an immaterial effect on the Company's liquidity, capital resources, and operations.

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


                                          COMMUNITY BANKSHARES, INC.


DATE:_Noverber 13, 1997____         BY:______________________________
                                       /s/ Harry L. Stephens, Executive Vice
                                       President and Chief Financial Officer