Form 10-K
period 1997-12-31
COMMUNITY BANKSHARES INC /GA/
filed 1998-03-31
CIK 927478

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                               FORM 10-K

/X/           Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

               For the Fiscal Year Ended December 31, 1997

/ /         Transition Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

                     Commission File Number 33-81890

                        Community Bankshares, Inc.
---------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

            Georgia                                  58-1415887
---------------------------------           -------------------------
  (State or other jurisdiction                  (I. R. S. Employer
of incorporation or organization)               Identification No.)


            448 North Main Street, Cornelia, Georgia  30531
---------------------------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (706) 778-2265

Securities registered pursuant to Section 12(b) of the Act:       None


Securities registered pursuant to Section 12(g) of the Act:       None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes /X/      No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable. Registrant is not required to be registered under the Securities Exchange Act of 1934.

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 20, 1998:
$32,880,195 (based upon approximate market value of $27/share, the latest sales price known to the Registrant for the Common Stock, for which there is no established trading market.

     As of March 20, 1998, 2,169,830 shares of Common Stock, par value $1.00 per share, were issued and outstanding.
                           PART 1

ITEM 1.  BUSINESS.

     Community Bankshares, Inc. (the "Company") was organized under the laws of Georgia in 1980 and commenced operations in 1981. The
Company is a registered bank holding company. All of the Company's activities are currently conducted by or through its subsidiaries, Community Bank & Trust-Habersham ("Community-Habersham"), Community
Bank & Trust-Alabama ("Community-Alabama"), Community Bank & Trust-Jackson ("Community-Jackson") and Community Bank & Trust-Troup ("Community -Troup") (collectively, the "Community Banking Subsidiaries") and the non-bank subsidiary of Community-Habersham, Financial Supermarkets, Inc. ("Financial Supermarkets").

     All references herein to the Company include Community Bankshares, Inc., the Community Banking Subsidiaries and Financial Supermarkets unless the context indicates a different meaning. Unless otherwise indicated, all information in this filing has been adjusted for the stock split effected on December 20, 1995, as a Common Stock dividend and the associated reduction in par value of the Common Stock.

Forward Looking Statements
--------------------------

     The following appears in accordance with the Securities Litigation Reform Act. These financial statements and financial review include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, and competition in the geographic business areas in which the Company conducts its operations.

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

     DEPOSITS. Each Community Banking Subsidiary offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1997, the Company's aggregate deposit base, totaling approximately $335.6 million, consisted of approximately $50.8 million in noninterest-bearing demand deposits (15.14%) of total deposits), approximately $72.9 million in interest-bearing demand deposits (including money market accounts) (21.72% of total deposits), approximately $16.3 million in savings deposits (4.86%) of total deposits, approximately $139.8 million in time deposits in amounts less than $100,000 (41.66% of total deposits), and approximately $55.8 million in time deposits of $100,000 or more (16.62% of total deposits).

     LOANS. Each Community Banking Subsidiary makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. In addition, the Company operates a loan production office in Gainesville, Georgia through Community-Habersham. The Gainesville loan production office (the "LPO") funds and sells on the open market loans guaranteed by the Small Business Administration (the "SBA"). Secured loans include first and second real estate mortgage loans. Each Community Banking Subsidiary also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 13.74%, 37.36% and 47.66%, respectively, of the Company's total loan portfolio. The real estate loans made by each Community Banking Subsidiary include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

     Commercial lending is directed principally toward businesses within the defined market area of the Community Banking Subsidiaries or which are existing or potential deposit customers of the Community Banking Subsidiaries. The Gainesville loan production office, however, makes a large portion of loans to individuals and businesses that are not located in its market area. A portion of loans categorized as commercial loans are not secured by real estate. Collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment. Commercial lending decisions are based upon a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's cash flow, sales trends and inventory levels, as well as relevant economic conditions. This category includes loans made to individuals, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

     Loans secured by real estate which are made to businesses are categorized as real estate loans. Often, real estate collateral is deemed to be superior to other collateral available to small- to medium- sized businesses. The underwriting standards of and risks to the Community Banking Subsidiaries are described below with respect to real estate loans.

     The Community Banking Subsidiaries offer traditional first mortgage loans to individuals for single-family structures. These loans are sold in the secondary market. Since the Community Banking Subsidiaries are originators of mortgages rather than investors, they sell them servicing-released. They offer loan-to-value amounts from 70% to 95%. Various types of fixed-rate and variable-rate products are available. Risks involved with residential mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, interest rate fluctuations and financial deterioration of the borrower.

     The Community Banking Subsidiaries also make residential construction loans, generally for one-to-four unit structures. The Community Banking Subsidiaries require a first line position on the loans associated with construction projects and offer these loans only to bona fide professional building contractors. Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project and not being diverted to other uses. The loan-to-value ratio for such loans is usually 75% to 85% of the as-built appraised value. Loans for construction can present a high degree of risk to the Community Banking Subsidiaries, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

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

     In addition, the Community Banking Subsidiaries make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Consumer lending decisions are based on a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's income, job stability, previous credit history and collateral for the loan. Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, a general economic downturn, and consumer financial problems.

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

     ASSET/LIABILITY MANAGEMENT. Each Community Banking Subsidiary's Board of Directors is charged with establishing policies to manage the assets and liabilities of the bank. Each Board's task is to manage asset growth, net interest margin and liquidity and capital. The Board directs the bank's overall acquisition and allocation of funds. At its monthly meetings, the Board receives a report from the President of the bank with regard to the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local and state economy.

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

Business Description of Non-Banking Subsidiary
----------------------------------------------

     Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community-Habersham and has three divisions. Financial Supermarkets' primary division, The Supermarket
Bank, provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. These services are marketed to interstate, regional and community financial institutions. Financial Supermarkets enters into agreements with major supermarket chains for the right to establish bank branches on particular sites. Financial Supermarkets then licenses such rights, along with the right to operate the "Supermarket Bank", to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

     Since 1984, Financial Supermarkets has assisted clients with the development of Supermarket Bank facilities in grocery stores throughout the United States. Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta and Memphis-based National Commerce Bank Services, Inc., a wholly-owned subsidiary of National Commerce Bancorporation.

     Over its 13-year history, Financial Supermarkets has expanded the scope of its business beyond the supermarket bank industry. In 1988, it formed a consulting division for the financial services industry. The division is based in Atlanta and works with financial institutions across the United States with regard to state and federal regulatory compliance issues and other day-to-day operational matters.

     In 1992, Financial Supermarkets formed a full-service marketing consulting firm to consult with financial institutions primarily in the Southeastern United States, in addition to working closely with Supermarket Bank clients to develop related advertising and marketing programs. In 1994, Financial Supermarkets formed a travel agency to provide customers with a full range of travel services.


Competition
-----------

     The banking business is highly competitive. Community-Habersham competes with three institutions in Habersham County, Georgia, three institutions in White County, Georgia, and eleven institutions in Hall County, Georgia; Community-Jackson competes with five other depository institutions in Jackson County, Georgia; Community-Alabama competes with one other depository institution in Bullock County, Alabama, and six other depository institutions in Montgomery, Alabama, and Community-Troup competes with six other depository institutions in Troup County, Georgia. Each Community Banking Subsidiary also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which each Community Banking Subsidiary operates.


Employees
---------

     At December 31, 1997, the Company had 231 full-time employees and 36 part-time employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and management of the Company believes that its employee relations are good.


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

     The Bank Holding Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be so closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

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

     Under the regulations of the ABD, dividends may be declared by a state bank without obtaining the prior written approval of the ABD only if (i) the bank's surplus (as defined by regulation) is equal to at least 20% of its capital (as defined by regulation) and (ii) the aggregate of all dividends declared or anticipated to be declared in the calendar year does not exceed the total of its net earnings (as defined by regulation) of that year combined with its retained net earnings of the preceding two year, less any required transfers to surplus. No dividends may be paid from an Alabama bank's surplus without the prior written approval of the ABD.

     The payment of dividends by the Company and the Community Banking Subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Community Banking Subsidiaries, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Community Banking Subsidiary's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Community Banking Subsidiaries. At December 31, 1997, retained earnings available from the Community Banking Subsidiaries to pay dividends totaled approximately $3 million. For 1997, the Company's cash dividend payout to shareholders was 5.38% of net income.


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


     CAPITAL ADEQUACY.   The Federal Reserve and the FDIC have
implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent
(8%);   (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. " Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the " 1991 Act" ). The " prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent (2%). Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon
capitalization ratios:    (1)  A " well capitalized"  institution has
a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an " adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an " undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a " significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a " critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for " downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Community Banking Subsidiaries were " well capitalized" institutions at December 31, 1997.

     Set forth below are pertinent capital ratios for the Company and the Community Banking Subsidiaries as of December 31, 1997.


  Minimum Capital          Community-     Community-     Community-     Community-     The
    Requirement            Habersham       Jackson        Alabama         Troup       Company
    -----------            ----------     ----------     ----------     -----------   -------
  Tier One Capital           11.96%         9.86%          10.77%         15.13%        11.28%
  to Risk-based
  Assets: 4.00% <F1>

  Total Capital to           13.21%        11.11%          12.02%         16.39%        12.43%
    Risk-based
 Assets 8.00% <F2>

   Leverage Ratio             8.34%         7.24%           7.00%         10.58%         8.26%
 (Tier One Capital
 to Total Assets)
     4.00% <F3>


<F1>   Minimum required ratio for " well capitalized"  banks is 6%
<F2>   Minimum required ratio for " well capitalized"  banks is 10%
<F3>   Minimum required ratio for " well capitalized"  banks is 5%

     RECENT LEGISLATIVE AND REGULATORY ACTION.   On April 19, 1995,
the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test which compares the institution' s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. These regulations had no appreciable impact on the Company and the Community Banking Subsidiaries.

     Congress and various federal agencies (including, in addition to the Community Banking Subsidiaries' regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nations fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

     On September 23, 1994, President Clinton signed the Reigle
Community Development and Regulatory Improvement Act of 1994 (the
"Regulatory Improvement Act"). The Regulatory Improvement Act contained funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the
"Federal Interstate Bill") which amended federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States had the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which the bank is already located. After July 1, 1998, all restrictions on state-wide branching will be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

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

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate therefore ranges from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $142,498 to the Community Banking Subsidiaries for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, each of the Community Banking Subsidiaries has paid only the legally required annual minimum payment of $2,000 per year for insurance for the 1996 year. Had the current rates been in effect for all of 1995, the annual FDIC insurance premiums paid by the Community Banking Subsidiaries collectively would have been reduced by $185,000.

     On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act"). The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment of SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late
1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments were $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996, that the premium for the first six months for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance.
As a result, the Community Banking Subsidiaries will pay no premium for deposit insurance in the first six months of 1998 and will pay a first quarter FICO bond assessment of $6,640 in the aggregate. The Bill also provided for certain limited regulatory relief and modifications to certain out-of-state regulations.


ITEM 2.   PROPERTIES.

     Community-Habersham's main office is located at 448 North Main Street, Cornelia, Georgia. Community-Jackson's main office is located at 117 North Elm Street, Commerce, Georgia. Community-Alabama's main office is located at 202 N. Powell Street, Union Springs, Alabama. Community-Troup's main office is located at 201 Broad Street, LaGrange, Georgia. Community-Habersham has eleven branch offices (two owned and nine leased, seven of which are operated in supermarkets) located in Cornelia, Clarkesville, Cleveland, Demorest, and Gainesville, Georgia. Community-Jackson has four branch offices (all leased, three of which are operated in supermarkets) located in Commerce and Jefferson, Georgia. Community-Alabama has one branch (leased and operated in a supermarket) in Montgomery, Alabama. Financial Supermarkets leases its main office located in Cornelia, Georgia, as well as a division office in Atlanta, Georgia. Community-Habersham leases the property occupied by the loan production office in Gainesville and two offices located in supermarkets in Gainesville. Management of the Company believes that all of its properties are adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     There is no established public trading market for the Common
Stock. As of January 1, 1998, there were 459 holders of record of the Common Stock. Management is aware of 9 and 16 trades of Company stock during 1997 and 1996, respectively. During 1997, trades were made in blocks of 100 shares to 2,850 shares at prices ranging from $20.00 to $26.50 per share. During 1996 trades were made in blocks of 25 shares to 7,500 shares at prices ranging from $18.50 to $20.00 per share.

     In 1997, the Company paid cash dividends of $.14 per share. In addition, the Company had a thirty-for-one stock split effected as a stock dividend on December 28, 1995. The Company paid cash dividends of $.14 in 1996. The Company intends to continue to pay cash dividends. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Community Banking Subsidiaries. The ability of the Community Banking Subsidiaries to pay dividends to the Company is restricted by applicable regulatory requirements. See " ITEM 1 -- BUSINESS -- Supervision and Regulation."

ITEM 6.   SELECTED FINANCIAL DATA

                                                           Year Ended December 31,
                                            1997        1996       1995        1994         1993
                                        -----------------------------------------------------------
                                            Dollars in Thousands, Except Per Share Amounts
SELECTED INCOME STATEMENT DATA:

Total interest income                   $  28,704    $  24,465   $  21,871   $  17,911   $  16,948

Total interest                             13,191       11,236       9,875       7,553       7,386

Net Interest income                        15,512       13,229      11,996      10,358       9,562

Provision for loan losses                     936          757         849         750         926

Nonbank subsidiary income                   8,820        5,559       3,780       3,007       2,160

Other operating income                      3,599        2,833       2,433       2,325       2,131

Other operating expenses                   18,724       14,950      12,970      11,606      10,143

Net income                                  5,647        4,044       3,125       2,419       2,194

Net income per share of common stock         2.60         1.93        1.54        1.21        1.10

Cash dividends per share                     0.14         0.14        0.13        0.12        0.12


SELECTED BALANCE SHEET DATA:

Total assets                            $ 377,080    $ 315,579   $ 270,007   $ 250,468   $ 228,599

Total deposits                            335,545      278,709     242,442     224,761     205,514

Other borrowings                              462          616         787       2,233       2,144

Redeemable common stock
   by ESOP                                 10,622        6,177           -           -           -

Shareholders' equity                       23,119       21,083      22,469      19,004      17,220

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following is a discussion and analysis of the Company's financial condition at December 31, 1997 and the results of operations for the three year period ended December 31, 1997. The purpose of the discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

     BALANCE SHEET REVIEW. The Company experienced significant growth during 1997. For the year ended December 31, 1997, consolidated assets grew $61.5 million, or 19.49%, up from 1996 growth of $45.6 million or 16.88%. During 1997, the Company's average assets were $342.1 million, compared with $289.3 million during 1996. This represents an 18.24% increase in average assets during 1997 compared with a 12.75% increase during 1996.

     Total earning assets, which include investment securities, loans, Federal Funds sold, and interest-bearing deposits in banks increased $53.5 million or 19.09% during 1997. During 1996, earning assets increased $34.0 million, or 13.78%. Average earning assets for 1997 were $309.5 million, an increase of 17.58% over average earning assets in 1996 which were $263.3 million or an increase of 12.18% over 1995.

     Total investments increased by $15.9 million or 24.11% over 1996. Average investments were $76.2 million for 1997, a 27.30% increase over average investments for 1996. This increase occurred mainly in the held to maturity portfolio and it was represented by increased investments in bank qualified municipals in an attempt to increase the yield and lower tax liabilities of the Company.

     Total loans grew by $39.4 million during 1997 for an increase of 19.36% over 1996. During 1997 average loans were $223.2 million or an increase of 16.73% over 1996 compared to an increase during 1996 of 12.11% to 191.2 million. The increase in loans is primarily the result of loan growth in the new markets into which the Company entered in Hall and White Counties, along with the continued growth of the Loan Production Office (LPO).

       As a result of increased investing and lending activities Federal Funds sold decreased by $2.4 million or 28.5% from year end 1996 to 1997. Average Federal Funds for 1997 were $9.7 million or an 18.2% decrease. During 1996, average Federal Funds sold had shown an increase of $2.7 million or 29.7% over 1995.

     The growth in assets for the year ended December 31, 1997 was funded mainly by growth in deposits. Consolidated deposits grew $56.8 million or 20.4% as compared to $36.3 million or 14.96% in 1996. This growth was aided by the purchase and assumption of a branch of SunTrust Bank in Clarkesville, Georgia, which added approximately $12.4 in deposits to the Company's consolidated deposits. Deposit growth was fairly evenly spread over every deposit product offered by the Company as stable interest rates did little to influence deposit movement during 1997.

      As shown in Table 2 of the Selected Statistical Data, the average yields on interest earning assets and interest bearing liabilities showed very little change from 1996 to 1997 due to a fairly stable interest rate environment. The net interest spread was down 4 basis points from 1996 to 1997, and the net interest margin was down 1 basis point from 1996 to 1997.

     At December 31, 1997, the Company reported net unrealized gains of approximately $217,000 in the securities available for sale portfolio as compared to net unrealized losses of approximately $124,000 at December 31, 1996. Net unrealized losses represent the difference in the amortized cost of those securities compared to the fair value at those dates and are included in shareholders' equity, net of the deferred tax effect.
Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run. In 1997 the Company sold $10.7 million of securities classified as available for sale, realizing net losses of $3,992 on a consolidated basis. The held to maturity securities portfolio included net unrealized gains of approximately $839,000 at December 31, 1997. Table 4 of the Selected Statistical Data summarizes the combined investment portfolios by types of securities. U.S. Treasury and other U.S. Government agencies and corporations represent 35.5% of the total portfolio, which typically provide reasonable returns with limited risk. The remaining portfolio is comprised of municipal securities, mortgage-backed securities, and other investments which provide, in general, higher returns on a tax
equivalent basis, with greater risk elements.   Management regularly
monitors the Company's investment portfolios and utilizes forecasting models to project the Company's net interest margin in various rising, flat, and falling interest-rate scenarios. In a changing interest rate environment, management would act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for the effect of inflation on interest rates, inflation does not have a material impact on the Company due to variability and short-term maturities of its earning assets repriced or matured within one year.

     LIQUIDITY AND CAPITAL RESOURCES. The liquidity and capital resources of the Company and the Community Banking Subsidiaries are monitored by management and on a periodic basis by state and federal regulatory authorities. The individual Community Banking Subsidiaries' liquidity ratios at December 31, 1997 were considered satisfactory under their own guidelines as well as regulatory guidelines. At that date, the Community Banking Subsidiaries' short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

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

     Cash flows for the Company are of three major types. Cash flows from operating activities consist primarily of interest and fees received on loans, interest received on investment securities, federal funds sold, and interest bearing deposits less cash paid for interest and operating expenses. Investing activities use cash for the purchase of interest-bearing deposits, investment securities, fixed assets and to fund loans. Investing activities also generate cash from the proceeds of matured interest-bearing deposits, matured investment securities, sales of investment securities, loan repayments and principal prepayments of securities. Cash flows from financing activities generate cash from a net increase in deposit accounts, the increases in other borrowed funds and the issuance of common stock. Financing activities use cash for the payment of cash dividends and the repayment of other borrowed funds.

     For the year ended December 31, 1997, $28.7 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $12.4 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $12.9 million of interest paid on deposits and borrowings, $10.5 million paid for salaries and other personnel benefits and $11.8 million paid for occupancy and equipment expenses, income taxes and other operating payments. Cash flows of $21.1 million were provided by the proceeds of sales and maturities of investment securities. Cash flows provided by financing activities consisted of $56.8 million in net increases in deposits and were primarily used to fund the $40.2 million in et increase in loans. The net increase in cash and due from banks for the year ended December 31, 1997 was $4.5 million.

     For the year ended December 31, 1996, $23.9 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $8.3 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $10.8 million of interest paid on deposits and borrowings, $8.3 million paid for salaries and other personnel benefits and $8.5 million paid for occupancy and equipment expenses, income taxes and other operating payments. Cash flows of $17.2 million were provided by the proceeds of sales and maturities of investment securities. Cash flows provided by financing activities consisted $36.3 million in net increases in deposits and were primarily used to fund the $27.0 million net increase in loans. The net increase in cash and due from banks for the year ended December 31, 1996 was $5.8 million.

     At December 31, 1997, the Company's and Community Banking Subsidiaries' capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies. During 1997, the Company increased capital, by retaining net earnings of $5.3 million ;and issuing $.9 million of common stock, compared to an increase in 1996 of $3.8 million in retained net earnings and $1.0 million in common stock. Management believes that the liquidity and capital ratios of the Company and the Community Banking Subsidiaries are adequate based on regulatory requirements.

     The Company is capable of meeting its debt service requirements related to existing long-term and other borrowings through dividends available from its subsidiaries and current operations. At December 31, 1997, approximately $3 million was available to be paid as dividends to the Company from the Community Banking Subsidiaries. Although the Company considers that it has adequate capital to meet it short-term needs, the Company, at times, may seek additional capital to support its long-term business goals, including expansion of its fixed asset base, and for general corporate purposes.

     For a tabular presentation of the Community Banking Subsidiaries' capital ratios at December 31, 1997 see "SUPERVISION AND REGULATION".

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

   RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     NET INTEREST INCOME. The Company's results of operations are influenced by management's ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The Company's net interest income increased by $2.3 million for the year ended December 31, 1997 as compared to an increase of $1.2 million for the same period in 1996. The increase in net interest income is attributable to increases in earning assets, particularly loans. The yield on interest-earning assets declined 2 basis points in 1997 from 1996. This decrease combined with the increase in average interest earning assets of $46.3 million, net of the increase in average interest-bearing liabilities of $38.4 million, accounts for the 17.3% increase in net interest income. Net interest income increased for all Community Banking Subsidiaries as shown below:

                                              Net interest income       Increase/
                                                 1997      1996        (Decrease)
                                                 ----      ----        ----------
          Community - Habersham               $  9,546     8,274          1,272
          Community - Jackson                    3,290     2,713            577
          Community - Alabama                    1,332     1,050            282
          Community - Troup                      1,379     1,251            128
                                              --------    ------         ------
                                              $ 15,547    13,288          2,259
                                              ========   =======         ======

     The 4 basis point decrease in the net interest spread in Table 2 is indicative of the changes in the interest rate environment. The increase in rates on time deposits slightly outpaced the increase in rates on loans which was the main cause for the decrease in net interest spread. The Company will continue to actively monitor and maintain the net interest spread to counter act the current market trends. Net interest income for 1996 increased $1.2 million over 1995. The increase is mainly attributable to growth in earning assets outpacing the growth in interest bearing liabilities as shown in Table 1.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 1997 increased by $178,954 from $757,262 at December 31, 1996. This increase is associated with loan growth, as management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. The provision for loan losses decreased $91,538 in 1996 compared to 1995 mainly due to improved loan quality. The guaranteed portion of loans generated by the LPO are subsequently sold. Because most loans generated by the LPO are out-of market, the loans generated by the LPO require additional allowances due to the greater risk of loss in the event of a default. These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Community Banking Subsidiaries.

     As shown in Table 8 of the Selected Statistical Data, nonperforming loans, which includes nonaccrual and restructured loans, decreased $508,000 from December 31, 1996 compared to a $346,000 decrease over 1995. Management has reviewed these loans and determined that the likelihood of any loss in principal is minimal because the loans are adequately collateralized. The ratio of the allowance for loan losses to nonperforming loans increased from 207% at December 31, 1996 to 327% at December 31, 1997. In 1995, the Company adopted FASB 114 and 118, which requires that impaired loans be measured based on the present value of expected future cash flows, the loan's observable market price or at the fair value of the collateral if collateral dependent. At December 31, 1997, impaired loans included all restructured loans, as were all nonaccrual loans. However, the Company determined that no reserves were required because of the Company's collateral positions.

     The allowances for loan losses as a percentage of total loans outstanding at December 31, 1997 and 1996 was 1.64% and 1.75%, respectively. Net charge-offs in 1997 increased by $280,000 from $225,000 in 1996, and the net charge-off ratio increased from .12 in 1996 to .23 in 1997. Based on management's evaluation of the loan portfolio, including a review of past loan losses, current conditions which may affect borrowers' ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

     The Company continues to have a concentration in real estate loans, representing 37.4% and 32.9%, respectively, of total loans at December 31, 1997 and 1996. Management has implemented policies to limit extensions of credit to one borrower and its affiliates. By this method, along with proper underwriting standards, a fully implemented loan review system and geographic diversification, management attempts to minimize the risk associated with the concentrations of credit.

     OTHER INCOME. Other operating income consists of income from operations of the Community Banking Subsidiaries and Financial Supermarkets (not including Holding Company other income). Traditional non-interest income of the Community Banking Subsidiaries accounts for only 29.0%, or $3.6 million of total other income for 1997, 33.8% in 1996, and 39.2% in 1995.

                                      Other operating income     Increase/
                                         1997         1996       (Decrease)
                                         ----         ----       ----------
                                                 (Dollars in Thousands)
Community Banking Subsidiaries
          Community - Habersham         $ 1,918    $ 1,722        $   196
          Community - Jackson             1,160        732            428
          Community - Alabama               249        164             85
          Community - Troup                 189        176             13
                                       -----------------------------------
                                        $ 3,516    $ 2,794        $   722
                                       ===================================

         Financial Supermarkets         $ 8,820    $ 5,559        $ 3,261
                                       ===================================



     The majority of the increase in other operating income of the Community Banking Subsidiaries is related to the growth in deposits. Service charges on deposit accounts increased by $ 473,000 and $205,000, respectively, for the years ended December 31, 1997 and 1996. These increases normally have a direct relationship with the change in demand deposit and savings accounts. Average noninterest-bearing demand deposit and savings accounts increased $10.7 million in 1997 compared to $6.0 million increase in 1996 over 1995. Included in other operating income of the Community Banking Subsidiaries are gains on sale of loans recognized by Community-Habersham and Jackson of $273,000 and $341,000, respectively. This represents an increase from 1996 of $233,000.

     The allocation of services as a percentage of total income for Financial Supermarkets is shown below:

                        FINANCIAL SUPERMARKETS


          Consulting Services provided for Supermarket
          bank installation and opening                     74%
          Supermarket consulting and ancillary services     22
          Other Miscellaneous Consulting Services            4
                                                           ---
                                                           100%

     The primary business of Financial Supermarkets(R) "FSI" is services offered in connection with the establishment and operation of a Supermarket Bank(R) service center. In 1997, Financial Supermarkets had net consulting revenue of $6.6 million compared to $4.2 million in 1996, an increase of $2.4 million or 56%. The increase in net consulting revenues in 1996 over 1995 was $1.8 million, or 73%.

     In 1997, FSI entered into a contract with NationsBanc Services, Inc. ("NationsBank") to provide services with respect to construction and installation of Supermarket Bank units in the State of Florida. This contract significantly increased net income as well as other expenses in 1997. During 1997 FSI provided agency and consulting services with respect to a total of 46 banking center units, of which 15 were part of the NationsBank contract. Income related to the NationsBank contract began to be recognized in the fourth quarter of 1996 with the commencement of the first phase of the project to open 40 banking units. In 1997 NationsBank restructured the contract to provide that FSI would not be providing services with respect to the opening of any additional banking center units after the first 40 units.


     The contract provides, however, that FSI will receive monthly ongoing consulting fees in connection with any supermarket bank units opened by NationsBank in Winn-Dixie Stores located in the state of Florida. These consulting fees will continue for 15 years after the date the supermarket branch is opened, decreasing gradually after each five year period. Currently the FSI is collecting consulting fees on 80 supermarket branches in operation under this agreement.

     While the NationsBank contract accounted for a significant extraordinary increase in consulting revenue in 1996 and 1997, which will not be repeated in 1998, FSI continues to increase its number of units completed for each of the last three years and this trend is expected to continue.

     NON-INTEREST EXPENSE. Other expenses increased for the year ended December 31, 1997 by $3.8 million compared to the $2.0 million increase in 1996. This represented a 25.2% increase in expenses for 1997 and 15.27% increase in 1996. Most significant in both years was the increase in salaries and benefits which is directly related to the growth in the banking subsidiaries. For the years ended 1997, 1996, and 1995 the Company had total employees (F.T.E.) of 249, 216, and 172, respectively. Other expenses increased by 1.1 million in 1997 and 1.3 million in 1996 primarily due to growth and increased activity of FSI.

     Equipment and occupancy expenses increased by approximately $383,000 in 1997 over 1996 and approximately $211,000 in 1996 over 1995 due to the increased number of facilities operated by the Community banking subsidiaries. The Company operated 23, 18, and 16 locations at year ends 1997, 1996, and 1995, respectively. As 1997 closed, preparations were being made to open three additional facilities in the first quarter of 1998. Management expects those locations to add to the continued growth and profitability of the Company.

                                                  Other Expenses       Increase/
                                                  1997       1996     (Decrease)
                                              ----------------------------------
                                                       (Dollars in Thousands)
The Company
              Salaries and benefits             $ 10,474   $  8,266   $  2,208
              Equipment expenses                   1,488      1,374        114
              Occupancy expenses                   1,076        807        269
              Deposit Insurance premiums              33         12         21
              Data processing expenses               386        422        (36)
              Travel expenses                        583        531         52
              Office supply expenses                 437        373         64
              Professional fees                      198        253        (55)
              Other real estate expenses             142        135          7
              Other operating expenses             3,907      2,777      1,130
                                                --------   --------   --------
                                                $ 18,724   $ 14,950   $  3,774
                                                ========   ========   ========


     INCOME TAXES. The Company incurred income tax expenses of $ 2.6 million in 1997 which represented an effective tax rate of 32%, compared to tax expense of $1.9 million in 1996, or an effective tax rate of 32%. Income tax expense increased $ 1.3 million from 1995 to $1.9 million in 1996. The effective tax rate at December 31, 1995 was 29%. The increase in the effective tax rate is related to the increased income of Financial Supermarkets, which does not have a portion of its income tax-free as do the Community Banking Subsidiaries.

     NET INCOME. The Company's net income for 1997 was $5.6 million, as compared to $4.0 million in 1996, an increase of 39%. The increase in net income between 1997 and 1996 is primarily attributable to the additional interest and fees on loans related to growth and the performance of Financial Supermarkets. Net income for 1996 increased to $4.0 million or 29% over 1995's net income of $3.1 million.

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

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may significantly effect net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Also, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the interest rage gap.
The ability of many borrowers to service their debts may decrease in the event of an interest rate increase. Changes in interest rates also effect the Company's liquidity position, if deposits are not priced in response to market rates, a loss of deposits could occur which would negatively effect the Company's liquidity position. The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates. This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors. (See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK")

     At December 31, 1997, the Company's cumulative one year interest rate sensitivity gap ratio was 95%. The Company was cumulatively within its targeted range of 80% to 120% for all time horizons.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                      Community Bankshares, Inc.
                                                       Consolidated Gap Report

                                                        After          After
                                                        Three           One
                                                        Months        Year but
                                           Within        but           Within        After
                                            Three      Within           Five         Five
                                           Months     One Year         Years         Years         Total
                                       -------------------------------------------------------------------
                                                              (Dollars in Thousands)
Earning assets:
     Interest-bearing deposits          $     769     $       -       $      -      $      -     $     769
     Federal funds sold                     5,960             -               -            -         5,960
     Investment securities                 43,213         5,154          24,543        9,091        82,001
     Loans                              $  70,588     $  52,040       $  91,761       30,832     $ 245,221
                                        ---------     ---------       ---------    ---------     ---------
                                        $ 120,530     $  57,194       $ 116,304     $ 39,923     $ 333,951
                                        =========     =========       =========    =========     =========
Interest-bearing liabilities:
     Interest-bearing demand            $  72,854     $       -       $       -     $      -     $  72,854
     Savings                               16,276             -               -            -        16,276
     Time deposits, $100,000
       and over                            20,867        21,784          12,654          544        55,849
     Time deposits, less than
       $100,000                            18,359        36,054          85,385            -       139,799
     Other borrowings                          39           115             308            -           462
                                       -----------------------------------------------------     ---------
                                        $ 128,395     $  57,953       $  98,347     $    544     $ 285,239
                                       -----------------------------------------------------     ---------

Interest rate sensitivity
    gap                                    (7,865)         (759)         17,957       39,379        48,712
                                       =====================================================     =========

Cumulative interest rate
    sensitivity gap                        (7,865)       (8,624)          9,333       48,712
                                       =====================================================

Interest rate sensitivity
    gap                                      0.94          0.99            1.18        73.39
                                       =====================================================

Cumulative interest rate
    sensitivity gap                          0.94          0.95            1.03         1.17
                                       =====================================================

YEAR 2000 COMPLIANCE

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00".
The Bank is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with year 2000 requirements. The Company believes that their systems will be year 2000-compliant upon implementation of such modifications.

     Prior to the emergence of the year 2000 issue, management had made a decision to install a new data processing system along with a wide area network. Currently the installation is under way with an estimated conversion date of November 1999. This new data processing system along with a wide area network are both certified year 2000 compliant. In addition to the $1,500,000 estimated cost of this installation, the Company anticipates expenses of approximately $500,000 will be necessary to modify other data systems prior to the Year 2000. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company depends will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Bank.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as
"interest rate risk."   The repricing of interest earning assets and
interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20. See " ASSET/LIABILITY MANAGEMENT" .

     GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change.

     The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The February model reflects an increase of 5% in net interest income and a 6% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 5% decrease in net interest income and a 5% increase in market value equity for a 200 basis point decrease in rates. The Company's policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

SELECTED STATISTICAL INFORMATION

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders' equity of the Company; the interest rates and interest differentials experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities and sensitivity to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

TABLE 1   AVERAGE BALANCES

The condensed average balance sheets for the periods indicated are presented below.

                                                 1997       1996       1995
                                              --------------------------------
             ASSETS

Cash and due from banks                       $  16,260  $  13,539   $  10,844
Interest-bearing deposits in banks                  488        364         293
Taxable securities                               50,957     43,337      43,506
Nontaxable securities                            25,223     16,520      11,206
Unrealized losses on securities
     available for sale                             (93)      (130)       (256)
Federal Funds Sold                                9,704     11,864       9,146
Loans                                           223,170    191,180     170,525
Allowance for loan losses                        (3,873)    (3,368)     (2,944)
Other assets                                     20,243     16,013      14,271
                                              --------------------------------

                                                342,079    289,319     256,591
                                              ===============================+

Total interest-earning assets                 $ 309,542  $ 263,265   $ 234,676
                                              ================================

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand               $  41,472  $  33,052   $  28,031
     Interest-bearing demand                     61,638     57,240      53,498
     Savings                                     15,387     13,145      12,141
     Time                                       185,936    153,814     135,493
                                              --------------------------------

         Total deposits                         304,433    257,251     229,163

Other borrowings                                    545        885       2,205
Other liabilities                                 6,894      6,489       4,389
                                              --------------------------------

          Total liabilities                     311,872    264,625     235,757
                                              --------------------------------

Shareholders' equity                             30,207     24,694      20,834
                                              --------------------------------

                                              $ 342,079  $ 289,319   $ 256,591
                                              ================================

Total interest-bearing liabilities            $ 263,506  $ 225,084   $ 203,337
                                              ================================

TABLE 2  INTEREST INCOME AND INTEREST EXPENSE

     The following tables set forth the amount of the Company's interest income and interest expense for each category of interest-earning asset and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                 Year Ended December 31,
                                                   1997                 1996                1995
                                            -------------------------------------------------------------
                                             Average             Average              Average
                                            Interest     Rate    Interest     Rate    Interest     Rate
                                            --------    ------   --------    ------   --------    ------
INTEREST INCOME:
     Interest and fees on loans              23,562     10.56%    20,440     10.69%    18,146     10.64%
     Interest on taxable securities           3,108      6.10%     2,483      5.73%     2,550      5.86%
     Interest on nontaxable securities        1,327      5.26%       908      5.50%       641      5.72%
     Interest on Federal Funds sold             673      6.94%       625      5.27%       518      5.66%
     Interest on deposits in banks               33      6.76%         9      2.47%        16      5.46%

          Total interest income              28,703      9.27%    24,465      9.29%    21,871      9.32%
                                             ------               ------               ------
INTEREST EXPENSE:
     Interest expense on interest-
          bearing demand deposits             2,009      3.26%     1,797      3.14%     1,749      3.27%
     Interest on savings deposits               436      2.83%       372      2.83%       343      2.83%
     Interest on time deposits               10,704      5.76%     9,002      5.85%     7,647      5.64%
     Interest on other borrowings                42      7.71%        65      7.34%       136      6.17%

          Total interest expense             13,191      5.01%    11,236      4.99%     9,875      4.86%
                                             ------               ------               ------

NET INTEREST INCOME                          15,512               13,229               11,996
                                             ======               ======               ======


     Net interest spread                                 4.26%                4.30%                4.46%
     Net yield on average
          interest-earning assets                        5.01%                5.02%                5.11%


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

                                                              Year Ended December 31,
                                                                    1997 vs. 1996
                                                                   Changes Due to:

                                                                                   Increase/
                                                        Rate       Volume          (decrease)
                                                    -----------------------------------------
                                                               (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                       $ (258)     $ 3,380           $ 3,122
     Interest on taxable securities                      168          457               625
     Interest on nontaxable                              (40)         459               419
     Interest on Federal Funds sold                      175         (127)               48
     Interest on deposits in banks                        20            4                24
                                                     --------------------------------------
          Total interest income                          141        2,142             4,238
                                                     --------------------------------------
     Expense  from interest-bearing liabilities:
     Interest expense on interest-bearing deposits    $   70      $   142           $   212
     Interest on savings deposits                          0           64                64
     Interest on time deposits                          (149)       1,851             1,702
     Interest on other borrowings                          3          (26)              (23)
                                                     --------------------------------------
          Total interest expense                         (76)     $ 2,031           $ 1,955
                                                     --------------------------------------
          Net interest income                         $  139      $ 2,144           $ 2,283
                                                     ======================================

                                                               Year Ended December 31,
                                                                    1996 vs. 1995
                                                                   Changes Due to:

                                                                                   Increase/
                                                        Rate       Volume         (decrease)
                                                     ---------------------------------------
                                                               (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                       $   85      $ 2,209           $ 2,294
     Interest on taxable securities                      (57)         (10)              (67)
     Interest on nontaxable securities                   (26)         293               267
     Interest on Federal Funds sold                      (38)         145               107
     Interest on deposits in banks                       (10)           3                (7)
                                                     --------------------------------------
          Total interest income                       $  (46)     $ 2,640           $ 2,594
                                                     --------------------------------------
     Expense from interest-bearing liabilities:
     Interest expense on interest-bearing deposits    $  (71)     $   119           $    48
     Interest on savings deposits                          1           28                29
     Interest on time deposits                           291        1,064             1,355
     Interest on other borrowings                         22          (93)              (71)
                                                     --------------------------------------
          Total interest expense                      $  243      $ 1,118           $ 1,361
                                                     --------------------------------------
          Net interest income                         $ (289)     $ 1,522           $ 1,233
                                                     ======================================

                           INVESTMENT PORTFOLIO

TABLE 4   TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated are summarized as follows <F1>:


                                                           December 31,
                                                    1997      1996       1995
                                                 ------------------------------
                                                       (Dollars in Thousands)
U. S. Treasury and other U. S. Government
     agencies and corporations                   $29,094    $27,561     $27,965
Municipal securities                              29,497     19,788      14,203
Mortgage-backed securities                        21,962     17,806      12,140
Equity securities                                  1,448        917         658
                                                 ------------------------------
                                                 $82,001    $66,072     $54,966
                                                 ==============================


<F1> Securities include "held to maturity"  securities carried at amortized cost and "available-for-sale" securities carried at fair value in accordance with FASB 115.

     The Community Banking Subsidiaries' mortgage-backed portfolio consists of fifty-two U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans may have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely affecting the yield to maturity. In an increasing interest rate, the Community Banking Subsidiaries may have an obligation yielding a return less than the current yields on securities. However, because the majority of these in mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are somewhat mitigated.

     The amounts of securities in each category as of December 31, 1997 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.


                          U.S. Treasury and Other
                         U.S. Government agencies
                              and corporations <F3>          Municipal Securities <F2>              Other Securities <F4>
                           Amount        Yield <F1>          Amount          Yield <F1>           Amount          Yield<F1>
                        --------------------------------------------------------------------------------------------------
One year or less           4,504          5.46%               650             5.95%               1,448           5.00%

After one year
    through five years    27,305          6.15              4,793             5.38                    -              -

After five years
    through ten years      7,387          6.36              6,647             5.15                    -              -

After ten years           11,860          6.17             17,407             5.28                    -              -
                         -------                          -------                                ------
                          51,056          6.12%            29,497             5.28%               1,448           5.00%
                         =======                          =======                                ======


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

LOAN PORTFOLIO

TABLE 6   Types of Loans

     The amount of loans outstanding at the indicated dates are in the following table according to the type of loan.

                                                             December 31,
                                        1997         1996        1995         1994      1993
                                      --------------------------------------------------------
                                                       (Dollars in Thousands)
Commercial, financial
     and agricultural <F1>             $118,376   $102,231      $77,871     $77,439    $60,032
Real estate-construction                 21,234      9,506        8,036       8,703      7,430
Real estate-mortgage                     69,541     57,566       63,312      50,856     56,639
Consumer and other <F2>                  36,070     36,483       30,072      25,269     20,848
                                      --------------------------------------------------------
                                       $245,221   $205,786     $179,291    $162,267   $144,949

Less allowance for loan losses           (4,024)    (3,592)      (3,060)     (2,686)    (2,457)
                                      --------------------------------------------------------
          Net loans                    $241,197   $202,194     $176,231    $159,581   $142,492

<F1> Commercial, financial and agricultural loans include loans held for sale which are disclosed separately in the consolidated balance sheets.

<F2> Amounts are disclosed net of unearned loan income.

     See "Business Description of the Community Banking-Loans" for a description of the composition of each loan, the underwriting criteria and risks that are unique to each.

TABLE 7   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
          RATES

     Total loans as of December 31, 1997 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years.


                                                         December 31, 1997
                                                      (Dollars in Thousands)

Maturity:
   One year or less:
      Commercial, financial and agricultural               $  80,511
      Real estate-construction                                21,234
      All other loans                                         35,171
                                                           ---------
                                                           $ 136,916
                                                           ---------
   After one year through five years:
      Commercial, financial                                $  16,929
      Real estate-construction                                     -
      All other loans                                         46,246
                                                           ---------
                                                           $  63,175
                                                           ---------
   After five years:
          Commercial, financial and agricultural           $  20,936
          Real estate-construction                                 -
          All other loans                                     24,194
                                                           ---------
                                                           $  45,130
                                                           ---------

                                                           $ 245,221
                                                           =========


     The following table summarizes loans at December 31, 1997 with due dates after one year which have predetermined and floating or adjustable interest rates.

                                                         December 31, 1997
                                                      (Dollars in Thousands)

Predetermined interest                                     $  60,145
Floating or adjustable                                        48,160
                                                           ---------
                                                           $ 108,305
                                                           ---------

     Records were not available to present the above information in each loan category listed in the first paragraph above and could not be reconstructed without undue burden and cost to the Company.
TABLE 8   Nonaccrual, Past Due and Restructured Loans

     Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

                                                                     December 31,
                                               1997         1996        1995        1994       1993
                                             --------------------------------------------------------
                                                                (Dollars in Thousands)
Nonaccrual loans                               $714        $1,119       $1,456      $640       $1,649

Loans contractually past due ninety
     days or more as to interest or
     principal payments still accruing          533           445          345       310          62

Loans, the terms of which have been
     renegotiated to provide a reduction
     or deferral of interest or principal
     because of deterioration in the
     financial position of the borrower         704           620          629        64          73

Loans, now current about which there are
     serious doubts as to the ability of
     the borrower to comply with present
     loan repayment terms                         -             -            -         -            -

     The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 1997 is as follows:


                                                              December 31, 1997
                                                              -----------------
Interest income that would have been recorded on
     nonaccrual and restructured loans under original terms       $83,000
                                                                  =======

Interest income that was recorded on nonaccrual and
     restructured loans                                           $36,000
                                                                  =======

     The Community Banking Subsidiaries' policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed, in management's judgment, the collection of interest and principal become probable. Loans classified for regulatory purposes as loss, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially effect future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

COMMITMENTS AND LINES OF CREDIT

     The Community Banking Subsidiaries will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 1997 and 1996 were $23,665,522 and $17,131,200,
respectively.   Commitments to extend credit generally have fixed
expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

                                                                     December 31,
                                                 1997         1996        1995        1994       1993
                                             ------------------------------------------------------------
                                                                 (Dollars in Thousands)
Average amount of loans outstanding            $ 223,170     $ 191,180  $ 170,525   $ 150,426  $ 143,531
                                              ==========================================================
Balance of allowance for loan losses
at beginning of year                              $3,592        $3,060     $2,686      $2,457     $2,242
                                              ----------------------------------------------------------
Loans charged off
     Commercial                                    ($136)        ($118)     ($221)      ($344)     ($441)
     Real estate mortgage                            (35)            -          -           -       (237)
     Consumer                                       (424)         (211)      (331)       (244)      (157)
                                              ----------------------------------------------------------
                                                   ($595)        ($329)     ($552)      ($588)     ($835)
                                              ----------------------------------------------------------
Loans recovered
     Commercial                                      $11            $5        $12         $11         $7
     Real estate mortgage                             28            35         12           5          5
     Consumer                                         52            64         53          51        112
                                              -----------------------------------------------------------
                                                     $91          $104        $77         $67       $124
                                              ----------------------------------------------------------

Net charge-offs                                    ($504)        ($225)     ($475)      ($521)     ($711)
                                              ----------------------------------------------------------

Additions to allowance charged
     to operating expense during year               $936          $757       $849        $750       $926
                                              ----------------------------------------------------------

Balance of allowance for loan losses
     at end of year                               $4,024        $3,592     $3,060      $2,686     $2,457
                                              ----------------------------------------------------------

Ratio of net loans charged off during
     the year to average loans outstanding          0.23%         0.12%      0.28%       0.35%      0.50%
                                              ==========================================================
/TABLE

ALLOWANCE FOR LOAN LOSSES

     The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $4,024,000 at December 31, 1997, representing 1.64% of total loans, compared with approximately $3,592,000 at December 31, 1996, which represented 1.75% of total loans. The allowance for loan losses is reviewed regularly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 1997.

     Historically, management has not allocated the Company's allowance for loan losses to specific categories of loans. However, based on management's best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 1997, 1996, 1995, 1994 and 1993 is summarized below:

                                                                     December 31,
                                                 1997         1996        1995        1994       1993
                                             ----------------------------------------------------------
                                                                 (Dollars in Thousands)
Commercial                                     $1,850      $1,830       $1,347      $1,508     $1,219
Real estate                                       230         105          467         599        492
Consumer                                        1,944       1,657        1,246         579        746
                                              -------------------------------------------------------
                                               $4,024      $3,592       $3,060      $2,686     $2,457
                                              =======================================================


                                                  Percent of loans in Each Category of Total Loans


                                                                     December 31,
                                                 1997         1996        1995        1994       1993
                                              ---------------------------------------------------------
                                                                 (Dollars in Thousands)
Commercial                                        49%         50%          43%         48%        41%
Real estate                                       35%         33%          40%         37%        44%
Consumer                                          16%         17%          17%         15%        15%
                                              ------------------------------------------------------
                                                 100%        100%         100%        100%       100%
                                              ======================================================

DEPOSITS

TABLE 10


     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. <F1>

                                                Year Ended December 31,
                                             1997                1996                1995
                                                     Average                Average              Average
                                          Interest     Rate    Interest      Rate    Interest     Rate
                                         ---------------------------------------------------------------

Noninterest-bearing demand                $  41,472       -    $  33,052        -   $  28,031        -
Interest-bearing demand deposits             61,638    3.26%      57,240     3.14%     53,498     3.27%
Savings deposits                             15,387    2.83%      13,145     2.83%     12,141     2.83%
Time deposits                               185,936    5.76%     153,814     5.85%    135,493     5.64%
                                          ---------            ---------            ---------
     Total deposits                       $ 304,433            $ 257,251            $ 229,163
                                          =========            =========            =========

<F1> Average balances were determined using the daily average balances during the year for each category.


     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.


                                                    December 31, 1997
                                                 (Dollars in Thousands)
                                                ------------------------

Three months or less                                   $20,867
Over three through six months                            9,718
Over six through twelve months                          12,066
Over twelve months                                      13,198
                                                       -------
                                                       $55,849
                                                       =======

RETURN ON ASSETS AND SHAREHOLDERS'' EQUITY

TABLE 11

     The following rate of return information for the years is presented below.

                                          Year Ended December 31,
                                          1997     1996     1995
                                        -------------------------
Return on assets <F1>                    1.65%    1.40%    1.22%
Return on equity <F2>                   18.69%   16.38%   15.00%
Dividend payout ratio                    5.38%    7.25%    8.44%
Equity to assets ratio                   8.83%    8.54%    8.12%

<F1>  Net income divided by average total assets.
<F2>  Net income divided by average equity.
<F3>  Dividends declared per share divided by net income per share.
<F4>  Average equity divided by average total assets.
<F5>  Dividends declared per share after restatement for the stock split as disclosed in the consolidated financial statements are $0.14, $0.14, and $0.13 per share for 1997, 1996 and 1995, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The financial statements and the report of independent public accountants are included in this report beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the Company's two most recent fiscal years, the Company did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following is a brief description, as of December 31, 1997, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

         Steven C. Adams     Mr. Adams has been an attorney with the firm
         (49)                of Adams, Ellard P.C. since 1973 and president
                             of Chatham Transport Company, a trucking company, since 1994. He has been a director of the Company, Community - Habersham, and
                             Financial Supermarkets since 1990.


         Edwin B. Burr       Mr. Burr has served as a director of the Company
         (64)                since April of 1995 and Financial Supermarkets
                             since 1992. Mr. Burr has been president of Financial Solutions, a bank consulting firm, since
                             1988.


         Elton S. Collins    Mr. Collins has been the President and Chief
         (54)                Executive Officer of Community - Jackson since
                             1982.


         Annette R. Fricks   Mrs. Fricks has been an Executive Vice President
         (53)                and Corporate Secretary of the Company and
                             Community - Habersham since 1992 and 1967, respectively, and has also served as Corporate
                             Secretary of Financial Supermarkets since 1984.

         Charles M. Miller   Mr. Miller has served as an Executive Vice
         (56)                President of Company, the President and Chief
                             Operating Officer and director of Community -
                             Habersham and the Executive Vice President and director of Financial Supermarkets since 1990.
                             Mr. Miller has served as a director of Community -
                             Troup since November 1994. Mr. Miller previously was president and a director of the LaGrange, Georgia branch of Citizens and Southern National
                             Bank (now known as NationsBank, N.A.) from 1980 -
                             1990.

         Harry H. Purvis     Mr. Purvis is a retired executive of Johnson &
         (91)                Johnson, Inc., a textile manufacturer, and has been
                             a director of the Company since 1981 and Community
                             - Habersham since 1956. Mr. Purvis has also served as a director of Financial Supermarkets since 1984.

         Harry L. Stephens   Mr. Stephens has been an Executive Vice President
         (51)                and the Chief Financial Officer of the Company and
                             Community - Habersham since 1992 and has served as Treasurer of Financial Supermarkets since 1986. He was Senior Vice President of Community - Habersham from 1986 to 1992.

         H. Calvin Stovall,  Mr. Stovall, who is retired, was the president and
         Jr. (82) treasurer of Stovall Tractor Company, a retail farm equipment dealer, from 1948 until November 1995.
                             He has served as the Chairman of the Company's Board of Directors since 1981. Mr. Stovall has also served as a director of Community - Habersham, Community - Jackson, Financial Supermarkets and Community - Troup since 1963, 1982, 1984 and November 1994, respectively.

         Dean C. Swanson     Mr. Swanson is president of the Standard Group, a
         (66)                telecommunications company,   and is a director of
                             Independent Telecommunications Network.  Mr.
                             Swanson has served as a director of the Company, Community - Habersham and Financial Supermarkets since 1981, 1972, and 1984, respectively.

        George D. Telford    Mr. Telford is a retired bank executive and has
        (77)                 served as a director of the Company and Community
                             - Habersham since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993.

        J. Alton Wingate     Mr. Wingate has served as a director and the
        (58)                 President and Chief Executive Officer of the
                             Company, Community - Habersham and Financial
                             Supermarkets since 1981, 1977 and 1984,
                             respectively. Mr. Wingate has also been the chairman of the Board of Directors and a director of Community - Jackson, Community - Alabama, and
                             Community - Troup since 1982, 1990, and November
                             1994, respectively. Mr. Wingate is a director of Ingles Markets, Inc.


     Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. The executive officers are elected by the Board of Directors and serve at the will of the Board. There are no family relationships between executive officers and directors of the Company.

     The company is not subject to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation paid by the Company to the Chief Executive Officer of the Company and the three other most highly compensated officers of the Company whose salary and bonus exceeded $100,000 during the last fiscal (the "Named Executive Officers").

                                                  Summary Compensation Table

                                       Annual Compensation            Long-Term Compensation

Name and Principal                 Salary                              Securities Underlying         All Other
     Position           Year       ($)<F1>        Bonus($)<F2>           Options/SARS (#)         Compensation ($)
------------------------------------------------------------------------------------------------------------------

J. Alton Wingate        1997       $ 244,950    $ 728,981 <F7>                - -                 $ 30,687 <F3>
President and Chief     1996         243,200      367,271 <F7>                - -                   19,203
Executive Officer       1995         237,600      256,364 <F7>                - -                   18,194

Charles M. Miller       1997         145,600       20,000                     - -                   23,974 <F4>
Executive Vice          1996         141,000       20,000                     - -                   17,846
President               1995         141,000       12,500                     - -                   14,929

Harry L. Stephens       1997          93,000       52,500                     - -                   19,811 <F5>
Executive Vice          1996          88,000       43,000                     - -                   14,011
President and           1995          83,000       27,500                     - -                   10,904
Chief Financial
Officer

Annette R. Fricks       1997          83,000       52,500                     - -                   17,088 <F6>
Executive Vice          1996          78,000       43,000                     - -                   12,959
President and           1995          73,000       30,000                     - -                   10,084
Corporate
Secretary

====================================================================================================================

<F1>   Includes directors' fees.

<F2>   Bonuses are included in this report in the year paid.

<F3>   Included premiums of $4,144.84 paid for Mr. Wingate's life insurance policies and estimated employee stock ownership plan ("ESOP") contributions of $16,656. Final ESOP contributions have not yet been determined for the 1997 fiscal year.

<F4>   Includes premiums of $3,252.16 paid for Mr. Miller's life
       insurance policies and estimated ESOP contributions of $16,234.00. Final ESOP contributions have not yet been determined for the 1997 fiscal year.

<F5>   Includes premiums of $912.00 paid for Mr. Stephen's life insurance policies and estimated ESOP contributions of $14,408. ESOP contributions have not yet been determined for the 1997 fiscal year.

<F6>   Includes premiums of $660.00 paid for Mrs. Fricks' life insurance policies and estimated ESOP contributions of $13,529. Final ESOP contributions have not yet been determined for the 1997 fiscal year.

<F7>   Mr. Wingate's bonus is contractually based on the performance of
       Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.

DIRECTOR'S COMPENSATION. The Chairman of the Board of the Company currently receives a fee of $2,250 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $2,000 a year for service on the Company's Board of Directors. The directors of Community - Habersham, Community - Jackson, Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $10,000, $3,600, $3,000, $3,600, and $4,000 per year, respectively.

AGREEMENTS WITH OFFICERS. In 1990, Community - Habersham entered into an employment agreement with Mr. Miller pursuant to which the parties agreed that Mr. Miller would serve as the President, Chief Operating Officer and General Manager of Community - Habersham. The initial term of the agreement was one year, subject to successive automatic renewals of one year each unless (i) either party gives written notice at least 60 days prior to the annual renewal date of the desire to terminate, or (ii) Community - Habersham terminates for cause (as defined in the agreement).

     The agreement provides for Mr. Miller to receive an annual salary of $125,000 plus certain benefits and perquisites. The agreement also entitles Mr. Miller to certain severance payments following a change of control (as defined in the agreement) of Community - Habersham. Further, Mr. Miller agrees that he will not compete with or solicit certain customers from Community - Habersham within Habersham or Jackson County (or any contiguous county) for a period of three years after termination of Mr. Miller's employment with Community - Habersham.

     In 1987, Community - Habersham and Mr. Wingate entered into a change-in-control agreement for a three year term, renewable for an additional one year period annually thereafter in the sole discretion of the compensation committee of the Board of Directors of Community - Habersham. In the event of a change in control (as defined in the agreement) of Community - Habersham and Mr. Wingate's employment is involuntarily terminated other than for cause, disability or retirement or is voluntarily terminated as a result of a material reduction of duties, compensation or benefits or a forced relocation, the agreement provides for the payment of certain severance benefits to Mr. Wingate. Such benefits include the continuation of salary payments to Mr. Wingate for a period of 36 months from the date of termination, the payment of certain bonuses for the year in which his employment is terminated and the following two calendar years, the continuation of health and life insurance coverage and the continued participation by Mr. Wingate in all employee retirement plans.


                  Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

                                                                       Number of
                                                                       Securities              Value of
                                                                       Underlying         Unexercised In-
                                                                      Unexercised            The-Money
                                                                    Options at Fiscal     Options at Fiscal
                                                                        Year-End             Year-End ($)
                       Shares Acquired                                (Exercisable/        (Exercisable/
       Name            on Exercise (#)       Value Realized ($)       Unexercisable)       Unexercisable)
       ----            ---------------       ------------------     -----------------     ------------------
J. Alton Wingate          150,000              2,508,000 <F1>               0/0                    0/0
Charles M. Miller            -0-                   -0-                  3,000/0               63,240/0
Harry L. Stephens            -0-                   -0-                  6,000/0              126,480/0
Annette R. Fricks            -0-                   -0-                 15,000/0              316,200/0

       Based upon Appraised Value of Company Stock at December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of January 1, 1998 by (i) each of the Named Executive Officers, (ii) each of the directors of the Company,
(iii) each shareholder who owns greater than five percent (5%) of the Company's securities and (iv) all executive officers and directors of the Company as a group, without naming such individuals. There were 2,169,830 shares outstanding as of that date.

    Name of                     Amount of Shares                    Percent
Beneficial Owner               Beneficially Owned                   of Class
----------------               ------------------                   --------
Joye H. Adams                  141,720 <F1>                           6.53%
Steven C. Adams                459,371 <F2><F3><F4><F5><F6>          21.13%
Edwin B. Burr                    1,080 <F7>                            *
Elton S. Collins               369,791 <F3><F8><F11>                 17.04%
Community Bankshares, Inc.     344,531 <F9>                          15.87%
  Employee Stock Ownership
  Plan and Trust
Annette R. Fricks               21,550 <F23><F24>                    1.00%
Emmett D. Hart                 151,440 <F10>                         6.98%
Charles M. Miller                9,560 <F11><F22>                      *
Harry H. Purvis                 43,400 <F13>                         2.00%
Harry L. Stephens                7,600 <F12>                           *
H. Calvin Stovall              166,660 <F14><F15>                    7.68%
Dean C. Swanson                 30,000                               1.38%
George D. Telford               74,840 <F16>                         3.45%
J. Alton Wingate               700,920 <F2><F3><F4><F17><F18>       32.30%
                                       <F19><F20>

All executive officers       1,103,330 <F21>                        50.85%
and directors as a
group (11 Persons)

__________________
* less than one percent

<F1>   Mrs. Adams' address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
<F2>   Includes an aggregate of 48,000 shares held by the Taft Chatham Trusts
       I and II with respect to which Messrs. Wingate and Adams are co-
       trustees and share voting and investment power.
<F3>   Includes 344,531 shares held by Community Bankshares, Inc. ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
<F4>   Includes 19,500 shares held by Chatham Transport company with respect to which Messrs. Wingate and Adams share voting power.
<F5>   Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack
       Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
<F6>   Mr. Adams' address is 20 North Main Street, Cornelia Georgia 30531.
<F7>   Does not include 750 shares of Common Stock owned by Mr. Burr's wife, as to which he disclaims beneficial ownership.
<F8>   Mr. Collins' address is 1851 North Elm Street, Commerce, Georgia 30329.
<F9>   The address of the ESOP is 448 North Main Street, Cornelia, Georgia
       30531.
<F10>  Mr. Hart's address is 1729 Davis (By-Pass) Road, LaGrange, Georgia 30241.
<F11>  Includes presently-exercisable options to acquire 3,000 shares of Common
       Stock.
<F12>  Includes presently-exercisable options to acquire 6,000 shares of Common
       Stock.
<F13>  Does not include 1,050 shares of Common Stock owned by Mr. Purvis' wife, as to which he disclaims beneficial ownership.
<F14>  Mr. Stovall's address is 215 Grandview Circle, Cornelia, Georgia 30531.
<F15>  Does not include 250 shares of Common Stock owned by Mr. Stovall's wife, as to which he disclaims beneficial ownership.
<F16>  Does not include 9,900 shares of Common Stock owned by Mr. Telford's wife, as to which he disclaims beneficial ownership.
<F17>  Includes 16,500 shares held by the Estate of H. Milton Stewart, Sr., of which Mr. Wingate is a co-trustee and has voting and investment control.
<F18>  Includes 5,010 shares held by Mr. Wingate as Attorney-in-Fact for
       Virginia Hodgkinson as to which Mr. Wingate has voting and investment control.
<F19>  Mr. Wingate's address is 186 Hillcrest Heights, Cornelia, Georgia 30531.
<F20>  Does not include 300 shares of Common Stock owned by Mr. Wingate's wife, as to which he disclaims beneficial ownership.
<F21>  Includes presently-exercisable options to acquire 24,000 shares of Common
       Stock.
<F22>  Does not include 420 shares of Common Stock owned by Mr. Miller's wife, as to which he disclaims beneficial ownership.
<F23>  Does not include 2,640 shares of Common Stock owned by Mrs. Fricks'
       husband, as to which she disclaims beneficial ownership.
<F24>  Includes presently-exercisable options to acquire 15,000 shares of
       Common Stock.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements.

          The following financial statements and notes thereto of the Registrant are included in the Report:

          Independent Auditor's Report on the Financial Statement

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statement of Income for the Years Ended
             December 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholder's Equity for the Years Ended
             December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

     (b)  Exhibits.

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibits
--------

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

10.4 Profit Sharing Plan, dated September 30, 1993 (included as Exhibit
     10.4 to the Registrant's Form S-4 Registration Statement,
     Commission File No.33-81890, previously filed with the Commission and incorporated herein by reference).

10.5 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 21, 1997

10.6 Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc. (included as Exhibit 10.1 to the
     Registrant's Form 10-QSB for the period ended March 31, 1996 and incorporated herein by reference).

10.7 Amendment No. 2 to Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc. dated July 3, 1997.

21 List of Subsidiaries of Registrant (included as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB for the year ended
     December 31, 1994, previously filed with the Commission and incorporated herein by this reference).

27.1 Financial Data Schedule (for SEC use only)

27.2 Restated Financial Data Schedule (year ended Dec. 31, 1996)

27.3 Restated Financial Data Schedule (quarters ended June 30, 1996 and September 30, 1996)

27.4 Restated Financial Data Schedule (quarters ended March 31, 1997, June 30, 1997 and September 30, 1997)

99   Proxy materials

     (c)  No reports on Form 8-K were filed during the last quarter of 1997.

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES


                      CONSOLIDATED FINANCIAL REPORT
                            DECEMBER 31, 1997

________________________________________________________________________

                            TABLE OF CONTENTS
                            -----------------


                                                               Page
                                                               ----

INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . F-1


FINANCIAL STATEMENTS

     Consolidated balance sheets. . . . . . . . . . . . . . . . F-2
     Consolidated statements of income. . . . . . . . . . . . . F-3
     Consolidated statements of shareholders' equity. . F-4 and F-5
     Consolidated statements of cash flows. . . . . . . F-6 and F-7
     Notes to consolidated financial statements . . . . F-8 to F-33

                    INDEPENDENT AUDITOR'S REPORT
________________________________________________________________________


To the Board of Directors
Community Bankshares, Inc.
  and Subsidiaries
Cornelia, Georgia


          We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community
Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Mauldin & Jenkins, LLC
-----------------------------
MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 9, 1998

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1997 AND 1996
===============================================================================

                                                                                      1997           1996
                                                                                 -------------  -------------
                           ASSETS
                           ------
Cash and due from banks                                                           $ 23,957,030  $  19,479,573
Interest-bearing deposits in banks                                                     768,914        208,224
Federal funds sold                                                                   5,960,000      8,345,000
Securities available-for-sale                                                       53,282,114     47,417,952
Securities held-to-maturity (fair value $29,557,804 and $18,826,126)                28,718,651     18,653,842
Loans held for sale                                                                  2,560,915      2,484,117

Loans                                                                              242,660,582    203,301,540
Less allowance for loan losses                                                       4,024,171      3,591,958
                                                                                 -------------  -------------
     Loans, net                                                                    238,636,411    199,709,582

Premises and equipment                                                              12,115,026      8,115,002
Other assets                                                                        11,080,455     11,165,622
                                                                                 -------------  -------------

     TOTAL ASSETS                                                                 $377,079,516  $ 315,578,914
                                                                                 =============  =============

      LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
      -------------------------------------------------------------

Deposits
  Noninterest-bearing demand                                                      $ 50,768,168  $  36,877,267
  Interest-bearing demand                                                           72,854,181     61,676,438
  Savings                                                                           16,275,911     13,949,338
  Time, $100,000 and over                                                           55,848,885     48,327,634
  Other time                                                                       139,797,680    117,878,692
                                                                                 -------------  -------------
     TOTAL DEPOSITS                                                                335,544,825    278,709,369
Other borrowings                                                                       462,299        616,399
Other liabilities                                                                    7,331,322      8,992,947
                                                                                 -------------  -------------
     TOTAL LIABILITIES                                                             343,338,446    288,318,715
                                                                                 -------------  -------------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 344,531 and 308,870 shares outstanding at December 31, 1997 and 1996, respectively
     at fair value                                                                  10,621,891      6,177,400
                                                                                 -------------  -------------
Shareholders' equity
  Common stock, par value $1; 5,000,000 shares authorized;
    2,169,830 and 2,004,830 issued and outstanding
    at December 31, 1997 and 1996, respectively.                                     2,169,830      2,004,830
  Capital surplus                                                                    6,036,220      5,276,520
  Retained earnings                                                                 14,782,733     13,875,615
  Unrealized gains (losses) on securities available-for-sale,
    net of tax                                                                         130,396        (74,166)
                                                                                 -------------  -------------
     TOTAL SHAREHOLDERS' EQUITY                                                     23,119,179     21,082,799
                                                                                 -------------  -------------

     TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND
       SHAREHOLDERS' EQUITY                                                      $ 377,079,516  $ 315,578,914
                                                                                 =============  =============

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
===========================================================================================================
                                                                  1997           1996             1995
                                                             ------------    ------------     ------------
INTEREST INCOME
  Loans                                                      $ 23,562,784     $20,439,949     $ 18,146,625
  Taxable securities                                            3,107,805       2,482,767        2,550,283
  Nontaxable securities                                         1,326,884         907,794          640,702
  Deposits in banks                                                33,523           8,855           15,538
  Federal funds sold                                              672,915         625,274          517,688
                                                             ------------    ------------     ------------
     TOTAL INTEREST INCOME                                     28,703,911      24,464,639       21,870,836
                                                             ------------    ------------     ------------
INTEREST EXPENSE
  Deposits                                                     13,149,225      11,170,833        9,738,965
  Other borrowings                                                 42,224          64,940          136,094
                                                             ------------    ------------     ------------
     TOTAL INTEREST EXPENSE                                    13,191,449      11,235,773        9,875,059
                                                             ------------    ------------     ------------

     NET INTEREST INCOME                                       15,512,462      13,228,866       11,995,777
PROVISION FOR LOAN LOSSES                                         936,216         757,262          848,800
                                                             ------------    ------------     ------------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                             14,576,246      12,471,604       11,146,977
                                                             ------------    ------------     ------------
OTHER INCOME
  Service charges on deposits                                   2,016,911       1,543,707        1,338,805
  Other service charges, commissions and fees                     431,729         498,401          372,609
  Trust department fees                                            93,450         103,085          117,309
  Nonbank subsidiary income                                     8,819,919       5,558,705        3,780,324
  Gains on sale of loans                                          614,060         381,636          461,145
  Net realized losses on sale of securities                        (3,992)        (13,749)         (65,247)
  Other                                                           447,053         320,342          207,600
                                                             ------------    ------------     ------------
     TOTAL OTHER INCOME                                        12,419,130       8,392,127        6,212,545
                                                             ------------    ------------     ------------

OTHER EXPENSES
  Salaries and employee benefits                               10,474,465       8,265,776        6,785,323
  Equipment expenses                                            1,487,528       1,373,968        1,271,574
  Occupancy expenses                                            1,075,710         807,364          699,173
  Data processing expenses                                        385,795         422,188          328,823
  Travel expenses                                                 583,208         531,488          525,805
  Office supply expenses                                          437,375         373,163          302,237
  Professional fees                                               197,536         252,747          399,794
  Other operating expenses                                      4,082,196       2,923,613        2,657,112
                                                             ------------    ------------     ------------
     TOTAL OTHER EXPENSES                                      18,723,813      14,950,307       12,969,841
                                                             ------------    ------------     ------------

     INCOME BEFORE INCOME TAXES                                 8,271,563       5,913,424        4,389,681

INCOME TAX EXPENSE                                              2,624,797       1,869,229        1,264,611
                                                             ------------    ------------     ------------

     NET INCOME                                               $ 5,646,766     $ 4,044,195     $  3,125,070
                                                             ============    ============     ============
BASIC EARNINGS PER COMMON SHARE                              $       2.73     $      2.06     $       1.61
                                                             ============    ============     ============
DILUTED EARNINGS PER COMMON SHARE                            $       2.60     $      1.93     $       1.54
                                                             ============    ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

==============================================================================================================================


                                                                     COMMON STOCK
                                                              -----------------------------        CAPITAL        RETAINED
                                                                 SHARES           PAR VALUE         SURPLUS        EARNINGS
                                                               -----------     ------------     ------------    -------------
BALANCE, DECEMBER 31, 1994                                          64,342       $  643,420     $  5,380,843    $  13,399,890
  Net income                                                             -                -                -        3,125,070
  Cash dividends declared, $.13 per share                                -                -                -         (250,062)
  Issuance of common stock                                             808            8,080          245,212                -
  Recapitalization of common stock                                       -         (586,350)         586,350                -
  30 for 1 stock split                                           1,889,350        1,889,350       (1,889,350)               -
  Net change in unrealized gains (losses)
     on securities available-for-sale,
     net of tax                                                          -                -                -                -
                                                               -----------      -----------     ------------    -------------
BALANCE, DECEMBER 31, 1995                                       1,954,500        1,954,500        4,323,055       16,274,898
  Net income                                                             -                -                -        4,044,195
  Cash dividends declared, $.14 per share                                -                -                -         (266,078)
  Issuance of common stock                                          50,330           50,330          953,465                -
  Adjustment for shares owned by ESOP                                    -                -                -       (6,177,400)
  Net change in unrealized gains (losses)
     on securities available-for-sale,
     net of tax                                                          -                -                -                -
                                                               -----------      -----------     ------------    -------------
BALANCE, DECEMBER 31, 1996                                       2,004,830        2,004,830        5,276,520       13,875,615
  Net income                                                             -                -                -        5,646,766
  Cash dividends declared, $.14 per share                                -                -                -         (295,157)
  Exercise of stock options                                        165,000          165,000          759,700                -
  Sale of treasury stock to ESOP                                         -                -                -                -
  Adjustment for shares owned by ESOP                                    -                -                -       (4,444,491)
  Net change in unrealized gains (losses)
     on securities available-for-sale,
     net of tax                                                          -                -                -                -
                                                               -----------      -----------     ------------    -------------
BALANCE, DECEMBER 31, 1997                                       2,169,830       $2,169,830     $  6,036,220    $  14,782,733
                                                               ===========      ===========     ============    =============


                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

==============================================================================================================================
                                                                                         UNREALIZED
                                                                                            GAINS
                                                                                         (LOSSES) ON
                                                                                         SECURITIES
                                                                                          AVAILABLE-             TOTAL
                                                                    TREASURY STOCK         FOR-SALE          SHAREHOLDERS'
                                                                 SHARES        AMOUNT      NET OF TAX            EQUITY
                                                              ----------    ----------   ------------       --------------
BALANCE, DECEMBER 31, 1994                                             -     $      -     $  (419,906)        $ 19,004,247
  Net Income                                                           -            -               -            3,125,070
  Cash dividends declared, $.13 per share                              -            -               -             (250,062)
  Issuance of common stock                                             -            -               -              253,292
  Recapitalization of common stock                                     -            -               -                    -
  30 for 1 stock split                                                 -            -               -                    -
  Net change in unrealized gains (losses)
     on securities available-for-sale,
     net of tax                                                        -            -         336,478              336,478
                                                              ----------    ---------     -----------         ------------
  BALANCE, DECEMBER 31, 1995                                           -            -         (83,428)          22,469,025
    Net income                                                         -            -               -            4,044,195
    Cash dividends declared, $.14 per share                            -            -               -             (266,078)
    Issuance of common stock                                           -            -               -            1,003,795
    Adjustment for shares owned by ESOP                                -            -               -           (6,177,400)
    Net change in unrealized gains (losses)
      on securities available-for-sale
      net of tax                                                       -            -           9,262                9,262
                                                              ----------    ---------     -----------         ------------
  BALANCE, DECEMBER 31, 1996                                           -            -         (74,166)          21,082,799
    Net income                                                         -            -               -            5,646,766
    Cash dividends declared, $.14 per share                            -            -               -             (295,157)
    Exercise of stock options                                     35,661     (782,050)              -              142,650
    Sale of treasury stock to ESOP                               (35,661)     782,050               -              782,050
    Adjustment for shares owned by ESOP                                -            -               -           (4,444,491)
    Net change in unrealized gains (losses)
      on securities available-for-sale
     net of tax                                                        -            -         204,562              204,562
                                                              ----------    ---------     -----------         ------------
  BALANCE, DECEMBER 31, 1997                                           -     $      -     $   130,396         $ 23,119,179
                                                              ==========    =========     ===========         ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

==============================================================================================================
                                                                          1997         1996          1995
                                                                      -----------  -----------   -----------
OPERATING ACTIVITIES

  Net income                                                          $ 5,646,766   $4,044,195   $ 3,125,070
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                        1,154,306      926,807       788,974
    Amortization of intangibles                                           244,911        8,911        11,311
    Provision for loan losses                                             936,216      757,262       848,800
    Provision for other real estate losses                                 65,000      110,000       167,000
    Deferred income tax benefits                                         (200,318)    (197,515)      (33,852)
    (Increase) decrease in loans held for sale                            (76,798)  (2,034,117)    1,692,625
    Net realized losses on sale of securities                               3,992       13,749        65,247
    Net losses on sale of other real estate                                39,182        2,722        12,468
    Increase in interest receivable                                      (690,955)    (576,126)     (405,008)
    Increase in interest payable                                          277,325      395,738       865,574
    Increase (decrease) in taxes payable                                 (661,580)     274,814      (221,057)
    (Increase) decrease in accounts receivable of
       nonbank subsidiary                                               1,314,629   (1,127,313)      850,185
    (Increase) decrease in work in process of nonbank                   1,342,849   (1,383,105)      (37,553)
       subsidiary
  Increase (decrease) in accruals and payables of
     nonbank subsidiary                                                (3,773,361)   3,773,361      (432,685)
  Other operating activities                                              263,081     (437,924)     (605,672)
                                                                      -----------  -----------   -----------

      Net cash provided by operating activities                         5,885,245    4,551,459     6,691,427
                                                                      -----------  -----------   -----------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                          (25,373,331) (21,318,882)  (13,726,854)
  Proceeds from sales of securities available-for-sale                 10,687,389    3,465,702     9,242,423
  Proceeds from maturities of securities available-for-sale             9,158,723   13,119,694     5,307,709
  Purchases of securities held-to-maturity                            (11,403,699)  (7,042,587)   (6,018,408)
  Proceeds from maturities of securities held-to-maturity               1,338,890      668,954     5,407,364
  Net (increase) decrease in Federal funds sold                         2,385,000    3,850,000    (5,985,000)
  Net (increase) decrease in interest-bearing deposits in banks          (560,690)    (208,224)      797,000
  Net increase in loans                                               (40,109,318  (24,980,798)  (19,733,873)
  Purchase of premises and equipment                                   (5,334,330)  (3,495,693)   (1,014,579)
  Disposal of premises and equipment                                            -      194,650        26,300
  Net cash acquired in branch acquisition                                  99,612            -             -
  Proceeds from sale of other real estate                                 383,638      189,463     1,416,756
                                                                      -----------  -----------   -----------
      Net cash used in investing activities                           (58,728,116) (35,557,721)  (24,281,162)
                                                                      -----------  -----------   -----------

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

===============================================================================================================
                                                                           1997          1996          1995
                                                                      ------------- ------------  ------------
FINANCING ACTIVITIES
  Net increase in deposits                                            $ 56,835,456  $ 36,267,717  $ 17,680,181
  Net increase in other borrowings                                               -     1,616,399       428,415
  Repayment of other borrowings                                           (154,100)   (1,786,939    (1,874,376)
  Proceeds from the issuance of common stock                               924,700     1,003,795       253,292
  Dividends paid                                                          (285,728)     (261,023)     (246,035)
                                                                      ------------  ------------  ------------

     Net cash provided by financing activities                          57,320,328    36,839,949    16,241,477
                                                                      ------------  ------------  ------------

Net increase (decrease) in cash and due from banks                       4,477,457     5,833,687    (1,348,258)

Cash and due from banks at beginning of year                            19,479,573    13,645,886    14,994,144
                                                                      ------------  ------------  ------------

Cash and cash due from banks at end of year                           $ 23,957,030  $ 19,479,573  $ 13,645,886
                                                                      ============  ============  ============
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
     Interest                                                         $ 12,914,124  $ 10,840,035  $  9,009,485

     Income taxes                                                     $  3,526,919  $  1,791,930  $  1,563,738

NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities available-for-sale          $    340,935  $    (12,031) $   (396,287)

  Principal balances of loans transferred to other
     real estate                                                      $    426,273  $    294,787  $    542,327

Transfer of securities held-to-maturity to securities
     available-for-sale                                               $          -  $          -  $ 29,644,758

BRANCH ACQUISITION
  Net cash acquired                                                   $     99,612             -             -
                                                                      ============

  Loans                                                                  4,357,901             -             -
  Premises and equipment                                                   608,071             -             -
  Other assets                                                               1,828             -             -
  Core deposit intangible                                                2,190,765             -             -
  Deposits                                                             (12,387,583)            -             -
  Other liabilities                                                        (62,790)            -             -
                                                                      ------------
  Net liabilities assumed, net of cash and due from
    banks of $99,612                                                  $ (5,291,808)

                                                                      ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS

            Community Bankshares, Inc. (the Company) is a multi-bank holding company whose business is presently conducted by its wholly-owned subsidiaries: Community Bank & Trust - Habersham located in Cornelia, Georgia; Community Bank & Trust - Jackson located in Commerce, Georgia; Community Bank & Trust - Alabama located in Union Springs, Alabama; and Community Bank & Trust - Troup located in LaGrange, Georgia. Financial Supermarkets, Inc. is a wholly-owned subsidiary of Community Bank & Trust - Habersham which provides a variety of bank related products and services to the financial institution industry.

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

          CASH AND CASH EQUIVALENTS

            Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

            The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

          SECURITIES

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity, net of tax. Equity securities without a readily determinable fair value are carried at cost.

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

            Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan.
            Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

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

            The Company and subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes
            (benefits) of the consolidated group.

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

          NONBANK SUBSIDIARY REVENUE RECOGNITION

            Financial Supermarkets, Inc., a wholly-owned subsidiary of Community Bank & Trust - Habersham, recognizes revenue and costs on its installation contracts on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no profits are recorded before the completion of the work. Provisions for estimated losses on uncompleted contracts are made at the time such losses are identified. The results of operations are not materially different than the results which would be obtained by accounting for these contracts in accordance with generally accepted accounting principles. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs. Income from other consulting services is recognized as services are provided and costs and expenses are incurred for each individual contract.

          EARNINGS PER COMMON SHARE

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding.
            Diluted earnings per share would be computed by dividing net income minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

          RECENT DEVELOPMENTS

            The Financial Accounting Standards Board (FASB) has issued, and the Bank has adopted, Statement of Financial Accounting Standards (SFAS) No.
            125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS
            No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the Company's financial statements.

            The FASB has issued, and the Bank has adopted, SFAS No. 128, "Earnings Per Share". SFAS No.
            128 supersedes Accounting Principles Board
            Opinion No. 15 "Earnings Per Share" and
            specifies the computation, presentation, and disclosure requirements for earnings per share
            (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS
            No. 128 replaces the presentation of primary
            EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted
            EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.
            The adoption of this statement did not have a material effect on the Company's financial statements.

            The FASB has issued SFAS No. 130, "Reporting
            Comprehensive Income".  This statement
            establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain
            Investments in Debt and Equity Securities".
            SFAS No. 130 is effective for financial
            statements beginning after December 15, 1997.

NOTE 2.   SECURITIES

            The amortized cost and fair value of securities are summarized as follows:

                                                                  GROSS        GROSS
                                                 AMORTIZED      UNREALIZED   UNREALIZED       FAIR
                                                    COST          GAINS        LOSSES        VALUE
                                               ------------     ----------   ----------   -------------
SECURITIES AVAILABLE-FOR-SALE
   DECEMBER 31, 1997:
    U. S. GOVERNMENT AND AGENCY
      SECURITIES                               $ 28,936,320      $ 189,522   $  (31,253)   $ 29,094,589
    STATE AND MUNICIPAL SECURITIES                  746,476         31,399            -         777,875
    MORTGAGE-BACKED SECURITIES                   21,934,402        156,624     (128,968)     21,962,058
    EQUITY SECURITIES                             1,447,592              -            -       1,447,592
                                               ------------      ---------   ----------    ------------
                                               $ 53,064,790      $ 377,545   $ (160,221)   $ 53,282,114
                                               ============      =========   ==========    ============

    December 31, 1996:
      U. S. Government and agency
        securities                             $ 27,727,826      $  42,030   $ (209,345)   $ 27,560,511
      State and municipal securities              1,091,315         42,845            -       1,134,160
      Mortgage-backed securities                 17,805,102        147,327     (146,468)     17,805,961
      Equity securities                             917,320              -            -         917,320
                                               ------------      ---------   ----------    ------------
                                               $ 47,541,563      $ 232,202   $ (355,813)   $ 47,417,952
                                               ============      =========   ==========    ============

SECURITIES HELD-TO-MATURITY
  DECEMBER 31, 1997:
    STATE AND MUNICIPAL SECURITIES             $ 28,718,651     $  859,383    $  (20,230)   $ 29,557,804
                                               ============     ==========    ==========    ============

    December 31, 1996:
    State and municipal securities             $ 18,653,842     $  234,164    $  (61,880)   $ 18,826,126
                                               ============     ==========    ==========    ============

               The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the categories in the following maturity summary.

                                              SECURITIES AVAILABLE-FOR-SALE        SECURITIES HELD-TO-MATURITY
                                              -----------------------------       -----------------------------
                                                AMORTIZED          FAIR              AMORTIZED         FAIR
                                                  COST             VALUE               COST            VALUE
                                              -------------    ------------        ------------    ------------
Due in one year or less                       $  4,443,703     $  4,447,872        $    658,098    $    656,196
Due from one year to five years                 24,545,242       24,724,007           5,789,959       5,928,806
Due from five to ten years                         500,000          499,785           6,619,337       6,836,682
Due after ten years                                193,851          200,800          15,651,257      16,136,120
Mortgage-backed securities                      21,934,402       21,962,058                   -               -
Equity securities                                1,447,592        1,447,592                   -               -
                                              ------------     ------------        ------------    ------------
                                              $ 53,064,790     $ 53,282,114        $ 28,718,651    $ 29,557,804
                                              ============     ============        ============    ============

               Securities with a carrying value of $36,160,837 and $28,814,848 at December 31, 1997 and 1996,
               respectively, were pledged to secure public deposits and for other purposes.


          Gains and losses on sales of securities available-for-sale consist of the following:

                                                        DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ---------   ---------   ----------

          Gross gains                        $  47,843   $  21,143   $  28,109

          Gross losses                         (51,835)    (34,892)    (93,356)
                                             ---------   ---------   ---------

          Net realized losses                $  (3,992)  $ (13,749)  $ (65,247)
                                             =========   =========   =========

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

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                      1997             1996
                                                 -------------     ------------

          Commercial, financial, and
            agricultural                         $ 115,815,084     $ 99,746,883
          Real estate - construction                21,234,000        9,506,000
          Real estate - mortgage                    69,541,000       57,566,000
          Consumer                                  33,378,000       28,659,000
          Other                                      3,011,992        8,139,791
                                                 -------------     ------------
                                                   242,980,076      203,617,674
          Unearned income                             (319,494)        (316,134)

          Allowance for loan losses                 (4,024,171)      (3,591,958)
                                                 -------------     ------------

          Loans, net                             $ 238,636,411     $199,709,582
                                                 =============     ============


          Changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                   1997            1996          1995
                                               -----------     -----------   -----------

          BALANCE, BEGINNING OF YEAR           $ 3,591,958     $ 3,060,479   $ 2,685,800
            Provision charged to operations        936,216         757,262       848,800
            Loans charged off                     (595,258)       (329,592)     (551,644)
            Recoveries of loans previously
              charged off                           91,255         103,809        77,523
                                               -----------     -----------   -----------
          BALANCE, END OF YEAR                 $ 4,024,171     $ 3,591,958   $ 3,060,479
                                               ===========     ===========   ===========

               The total recorded investment in impaired loans was $1,418,094 and $1,739,091 at December 31,
               1997 and 1996, respectively. None of these loans had a specific allowance for loan losses at December 31, 1997 and 1996 determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1997 and 1996 was $1,577,977 and $1,966,092, respectively. There was no significant reduction or recognition of interest income on impaired loans.

               The Banks have granted loans to certain related parties, including directors, executive officers and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:

          BALANCE, BEGINNING OF YEAR                             $  3,204,173
            Advances                                                6,218,328
            Repayments                                             (2,017,368)
            Changes in directors                                       (5,535)
                                                                 ------------
          BALANCE, END OF YEAR                                   $  7,399,598
                                                                 ============


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1997            1996
                                                    ------------    -----------

      Land                                          $  1,966,267    $ 1,488,621
      Buildings                                        7,080,247      5,040,830
      Equipment                                        9,362,724      6,754,619
      Construction in process ($758,000
          estimated cost to complete)                  1,392,330      1,652,390
                                                    ------------    -----------
                                                      19,801,568     14,936,460
      Accumulated depreciation                        (7,686,542)    (6,821,458)
                                                    ------------    -----------
                                                    $ 12,115,026    $ 8,115,002
                                                    ============    ===========

NOTE 5.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                             DECEMBER 31,
                                                    ---------------------------
                                                        1997            1996
                                                    ------------    -----------

       Note payable to bank, due in quarterly
         installments of $38,526 with interest
         of 7.50% at December 31, 1997,
         collateralized by 50,000 shares of
         common stock of Community Bank & Trust
         -Habersham.  Matures December 31, 2000.    $    462,299    $   616,399
                                                    ============    ===========

          Aggregate maturities required on  other
          borrowings at December 31, 1997 are as follows:

          1998                                              $ 154,100
          1999                                                154,100
          2000                                                154,099
                                                            ---------
                                                            $ 462,299
                                                            =========


NOTE 6.   EMPLOYEE BENEFIT PLANS

          Incentive Stock Option Plan

          The Company has an Incentive Stock Option Plan in which the Company can grant to key personnel options for an aggregate of 225,000 shares of the Company's common stock at not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. Also, the option period will not exceed ten years from date of grant.
          Other pertinent information related to the options is as follows:

                                                           1997                     1996                     1995
                                                  ----------------------   ----------------------  ------------------------

                                                              Weighted-                Weighted-                Weighted-
                                                               Average                  Average                  Average
                                                              Exercise                 Exercise                 Exercise
                                                    Number     Price        Number       Price       Number       Price
                                                  ----------  -----------  ---------  -----------  ---------   -----------

Under option, beginning of year                     204,000    $  6.42     204,000     $  6.42     204,000       $  6.42
  Granted                                                 -          -         330       11.50         330          9.85
  Exercised                                        (165,000)      5.60        (330)      11.50           -             -
  Terminated                                              -          -           -           -        (330)         9.85
                                                   --------                -------                 -------
Under option, end of year                            39,000       9.85     204,000        6.42     204,000          6.42
                                                   ========                =======                 =======

                                UNDER OPTION AND EXERCISABLE, END OF YEAR
                            ------------------------------------------------
                                                                  WEIGHTED-
                                                  WEIGHTED-        AVERAGE
                                                   AVERAGE        REMAINING
                                                  EXERCISE       CONTRACTUAL
                             NUMBER     PRICE      PRICE            LIFE
                            --------   --------  ----------     ------------

                             39,000     $ 9.85     $ 9.85             7


            As permitted by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997, 1996, and 1995. The expense related to the grant of options for the years ended December 31, 1997, 1996, and 1995 was immaterial.

          401(K) PLAN

            The Company has a contributory 401(K) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the years ended December 31, 1997 and 1996 amounted to $77,799 and $26,237, respectively. There were no contributions for the year ended December 31, 1995.

          PROFIT-SHARING PLAN

            The Company had a noncontributory profit-sharing plan covering all employees, subject to certain minimum age and service requirements. The amount of the annual contribution to the plan is at the discretion of the Company's Board of Directors. The amount charged to expense was $386,482 for the year ended December 31, 1995. The plan was terminated effective January 1, 1996.

          EMPLOYEE STOCK OWNERSHIP PLAN

            In 1996 the Company established an Employee Stock Ownership Plan
            (ESOP) for the benefit of employees who meet certain eligibility requirements. The Plan was established on January 1, 1996 in connection with the termination of the Company's Profit Sharing Plan. Contributions to the Plan are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances. For the years ended December 31, 1997 and 1996, the Company made cash contributions of $644,133 and $488,500, respectively, to the Plan.

            In accordance with the Plan, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of distribution. The purchase price of the common stock would be based on the fair market value of the Company's common stock as of the annual valuation date which precedes the date the put option is exercised. No participant has exercised these rights since the inception of the Plan, and no significant cash outlay is expected during 1998. However, since the redemption of common stock is outside the control of the Company, the Company's maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders' equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company's maximum cash obligation and has been reflected as a reduction of retained earnings.

            At December 31, 1997, the ESOP held 308,870 allocated shares and 35,661 of committed-to-be-released shares. Shares held by the ESOP are considered outstanding for purposes of calculating the Company's earnings per share.


NOTE 7.   INCOME TAXES

          The income tax expense consists of the following:

                                                     December 31,
                                         --------------------------------------
                                             1997         1996          1995
                                         -----------  -----------  ------------
Current                                  $ 2,865,339  $ 2,112,253  $ 1,327,665
Deferred                                    (195,033)    (197,515)     (33,852)
Current tax effect of net operating          (45,509)     (45,509)     (29,202)
   loss carryforward                     -----------  -----------  -----------
            Income tax expense           $ 2,624,797  $ 1,869,229  $ 1,264,611
                                         ===========  ===========  ===========

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                       DECEMBER 31,
                                          -----------------------------------------------------------------------
                                                    1997                   1996                     1995
                                          ----------------------  ----------------------  -----------------------
                                            Amount      Percent      Amount     Percent      Amount      Percent
                                          -----------  ---------  -----------  ---------  ------------  ---------
Tax provision at statutory rate           $ 2,812,331     34 %     $ 2,010,564    34 %     $ 1,492,492      34 %
Tax-exempt interest                          (477,425)    (6)         (351,027)   (6)         (262,391)     (6)
Disallowed interest                            70,054      1            47,859     1            32,469       1
Current tax effect of net
  operating loss carryforward                 (45,509)     -           (45,509)   (1)          (29,202)     (1)
Nondeductible expenses                         38,012      -            59,692     1            32,469       1
State income taxes                            264,672      3           154,777     3                 -       -
Other items                                   (37,338)     -            (7,057)    -            (1,226)      -
                                          -----------    ---       -----------   ---       -----------      ---
Income tax expense                        $ 2,624,797     32 %     $ 1,869,299    32 %     $ 1,264,611       29 %
                                          ===========    ===       ===========   ===       ===========      ===

            The components of deferred income taxes are as follows:

                                                                               DECEMBER 31,
                                                                      -------------------------------
                                                                            1997             1996
                                                                      ---------------    ------------
                   Deferred tax assets:

                    Loan loss reserves                                 $  1,181,092      $ 1,069,063
                    Unrealized loss on securities                                 -           50,017
                    Net operating loss carryforward                         185,131          230,641
                    Valuation allowance                                    (185,131)        (230,641)
                                                                       ------------      -----------
                                                                          1,181,092        1,119,080
                                                                       ------------      -----------

                   Deferred tax liabilities:
                    Depreciation                                             90,688          207,900
                    Accretion                                               145,792          111,385
                    Unrealized gain on securities                            86,930                -
                    Other                                                       224              423
                                                                       ------------      -----------
                                                                            323,634          319,708
                                                                       ------------      -----------

                   Net deferred tax assets                             $    857,458      $   799,372
                                                                       ============      ===========

                        At December 31, 1997, the Company has available net operating loss carryforwards of approximately $544,000 for Federal income tax purposes. If unused, the carryforwards will expire in 2009.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 8.   EARNINGS PER COMMON SHARE

          Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 6. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates market value. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market value are not actually outstanding common shares. The weighted average number of shares of common stock and common stock equivalents outstanding at December 31, 1997, 1996 and 1995 was 2,160,133, 2,091,419 and 2,034,494,
          respectively.

          Effective December 20, 1995, the Company recapitalized by reducing the par value of its common stock from $10 to $1 and declaring a 30 for 1 stock split. This transaction increased the number of shares outstanding at December 31, 1995 to 1,954,500. In accordance with generally accepted accounting principles, the weighted average number of shares for 1995 was adjusted to reflect the stock split.

          The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                          YEAR ENDED DECEMBER 31, 1997
                                 --------------------------------------------
                                                    WEIGHTED-
                                      NET            AVERAGE
                                    INCOME            SHARES        PER SHARE
                                  (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                 ------------     -------------     ---------

Basic EPS                         $ 5,646,766       2,065,908        $ 2.73
                                                                     ======
Effect of Dilutive Securities
  Stock options                             -         107,203
                                  -----------       ---------
Diluted EPS                       $ 5,646,766       2,173,111        $ 2.60
                                  ===========       =========        ======

                                           Year Ended December 31, 1996
                                  ---------------------------------------------
                                                     Weighted-
                                         Net          Average
                                       Income           Shares        Per Share
                                    (Numerator)     (Denominator)       Amount
                                    -----------     -------------     ---------

Basic EPS                           $ 4,044,195       1,961,597        $ 2.06
Effect of Dilutive Securities                                          ======
  Stock options                               -         129,822
                                    -----------       ---------
Diluted EPS                         $ 4,044,195       2,091,419        $ 1.93
                                    ===========       =========        ======


                                           Year Ended December 31, 1995
                                   --------------------------------------------
                                                     Weighted-
                                        Net           Average
                                       Income          Shares         Per Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------     -------------     ---------

Basic EPS                           $ 3,125,070       1,944,373        $ 1.61
Effect of Dilutive Securities                                          ======
  Stock options                               -          90,121
                                    -----------       ---------
Diluted EPS                         $ 3,125,070       2,034,494        $ 1.54
                                    ===========       =========        ======


NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         1997         1996
                                                     ------------  ------------

          Commitments to extend credit               $ 20,312,022  $ 13,890,000
          Standby letters of credit                     3,353,500     3,241,200
                                                     ------------  ------------
                                                     $ 23,665,522  $ 17,131,200
                                                     ============  ============


          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

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

          The Company has leased thirteen various properties and telephone equipment under various noncancelable agreements which expire between January 1, 1998 to January 8, 2011 and require various minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

          The total minimum rental commitment at December 31, 1997 is due as follows:

            During the year ending December 31:
              1998                                                 $   415,539
              1999                                                     386,025
              2000                                                     325,209
              2001                                                     250,421
              2002                                                     140,266
              Due thereafter                                           100,159
                                                                   -----------
                                                                   $ 1,617,616
                                                                   ===========

          The total rental expense for the years ended December 31, 1997, 1996 and 1995 was $512,293, $360,978 and $235,783, respectively.


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

          Thirty-seven percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans is in the Banks' primary market areas. In addition, a substantial portion of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

          The Company's loan portfolio also includes a concentration, 48% of the total portfolio, of commercial, financial, and agricultural loans. These loans represent loans made primarily to local businesses in the Banks' market areas. A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust - Habersham, which are outside the Banks' primary market areas. The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

          Other significant concentrations of credit by type of loan are set forth in Note 3. The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $2,750,000, $762,500, $500,000, and $987,500 for
          Community Bank & Trust - Habersham; Jackson; Alabama; and Troup; respectively.


NOTE 11.  REGULATORY MATTERS

          The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.
          At December 31, 1997, approximately $3,320,000 of retained earnings were available for dividend declaration without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Banks meet all capital adequacy requirements to which they are subject.


NOTE 11.  REGULATORY MATTERS (CONTINUED)

          As of December 31, 1997, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                                    F-24
          The Company and Banks' actual capital amounts and ratios are presented in the following tables.

                                                                                                         To Be Well
                                                                                For Capital           Capitalized Under
                                                                                 Adequacy             Prompt Corrective
                                                        Actual                   Purposes             Action Provisions
                                                --------------------     ----------------------     ---------------------
                                                  Amount     Ratio          Amount      Ratio          Amount     Ratio
                                                ----------  -------       -----------  -------       ----------  -------
                                                                         (Dollars in Thousands)
                                                -------------------------------------------------------------------------
As of December 31, 1997
  Total Capital
    (to Risk Weighted Assets):
    Consolidated                                $ 34,644    12.43%        $ 22,297       8.00%       $ 27,871     10.00%
    Community Bank & Trust - Habersham          $ 20,147    13.21%        $ 12,201       8.00%       $ 15,251     10.00%
    Community Bank & Trust - Jackson            $  6,456    11.11%        $  4,649       8.00%       $  5,811     10.00%
    Community Bank & Trust - Alabama            $  2,827    12.02%        $  1,882       8.00%       $  2,352     10.00%
    Community Bank & Trust - Troup              $  4,117    16.39%        $  2,010       8.00%       $  2,512     10.00%
  Tier I Capital
      (to Risk Weighted Assets):
    Consolidated                                $ 31,441    11.28%        $ 11,149       4.00%       $ 16,724      6.00%
    Community Bank & Trust - Habersham          $ 18,237    11.96%        $  6,099       4.00%       $  9,149      6.00%
    Community Bank & Trust - Jackson            $  5,726     9.86%        $  2,323       4.00%       $  3,484      6.00%
    Community Bank & Trust - Alabama            $  2,532    10.77%        $    940       4.00%       $  1,411      6.00%
    Community Bank & Trust - Troup              $  3,801    15.13%        $  1,005       4.00%       $  1,507      6.00%
  Tier I Capital (to Average Assets):
    Consolidated                                $ 31,441     8.26%        $ 15,226       4:00%       $ 19,032      5.00%
    Community Bank & Trust - Habersham          $ 18,237     8.34%        $  8,747       4.00%       $ 10,933      5.00%
    Community Bank & Trust - Jackson            $  5,726     7.24%        $  3,164       4.00%       $  3,954      5.00%
    Community Bank & Trust - Alabama            $  2,532     7.00%        $  1,447       4.00%       $  1,809      5.00%
    Community Bank & Trust - Troup              $  3,801    10.58%        $  1,437       4.00%       $  1,796      5.00%

                                                                                                         To Be Well
                                                                                For Capital           Capitalized Under
                                                                                 Adequacy             Prompt Corrective
                                                        Actual                   Purposes             Action Provisions
                                                --------------------     ----------------------     ---------------------
                                                  Amount     Ratio          Amount      Ratio          Amount     Ratio
                                                ----------  -------       -----------  -------       ----------  -------
                                                                         (Dollars in Thousands)
                                                -------------------------------------------------------------------------
As of December 31, 1996
  Total Capital
    (to Risk Weighted Assets):
    Consolidated                                $ 29,751    13.48%        $  17,656      8.00%      $ 22,070      10.00%
    Community Bank & Trust - Habersham          $ 18,362    14.17%        $  10,368      8.00%      $ 12,960      10.00%
    Community Bank & Trust - Jackson            $  5,212    11.87%        $   3,512      8.00%      $  4,390      10.00%
    Community Bank & Trust - Alabama            $  2,548    13.85%        $   1,471      8.00%      $  1,839      10.00%
    Community Bank & Trust - Troup              $  3,902    17.27%        $   1,807      8.00%      $  2,259      10.00%
  Tier I Capital
    (to Risk Weighted Assets):
    Consolidated                                $ 27,109    12.28%        $   8,828      4.00%      $ 13,242       6.00%
    Community Bank & Trust - Habersham          $ 16,736    12.91%        $   5,184      4.00%      $  7,776       6.00%
    Community Bank & Trust - Jackson            $  4,660    10.62%        $   1,756      4.00%      $  2,634       6.00%
    Community Bank & Trust - Alabama            $  2,318    12.60%        $     735      4.00%      $  1,103       6.00%
    Community Bank & Trust - Troup              $  3,618    16.02%        $     903      4.00%      $  1,355       6.00%
  Tier I Capital (to Average Assets):
    Consolidated                                $ 27,109     8.51%        $  12,757      4.00%      $ 15,947       5.00%
    Community Bank & Trust - Habersham          $ 16,736     8.91%        $   7,516      4.00%      $  9,395       5.00%
    Community Bank & Trust - Jackson            $  4,660     7.47%        $   2,495      4.00%      $  3,118       5.00%
    Community Bank & Trust - Alabama            $  2,318     7.75%        $   1,196      4.00%      $  1,496       5.00%
    Community Bank & Trust - Troup              $  3,618    11.90%        $   1,216      4.00%      $  1,520       5.00%


NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN BANKS, AND FEDERAL FUNDS SOLD:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

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

            The estimated fair values of the Company's financial instruments were as follows:

                                                               DECEMBER 31, 1997                December 31, 1996
                                                       -------------------------------    -----------------------------
                                                          CARRYING           FAIR            Carrying         Fair
                                                           AMOUNT            VALUE            Amount          Value
                                                       --------------    -------------    -------------   -------------
Financial assets:
  Cash, due from banks, interest-bearing
    deposits in banks, and Federal funds sold          $  30,685,944     $  30,685,944    $  28,032,797   $  28,032,797
  Securities available-for-sale                           53,282,114        53,282,114       47,417,952      47,417,952
  Securities held-to-maturity                             28,718,651        29,557,804       18,653,842      18,826,126
  Loans held for sale                                      2,560,915         2,560,915        2,484,117       2,484,117
  Loans, net                                             238,636,411       244,449,085      199,709,582     202,664,883
  Accrued interest receivable                              4,789,175         4,789,175        4,098,221       4,098,221

Financial liabilities:
  Deposits                                               335,544,825       335,320,418      278,709,369     278,391,043
  Other borrowings                                           462,299           462,299          616,399         616,399
  Accrued interest payable                                 3,133,011         3,133,011        2,855,753       2,855,753
  Redeemable common stock                                 10,621,891        10,621,891        6,177,400       6,177,400


NOTE 13.  SEGMENT INFORMATION

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

          Selected segment information by industry segment for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                           INDUSTRY SEGMENTS
                                            -------------------------------------------------------------------------------------
                                                Bank                            Financial
          For the Year Ended                  Holding         Banking          Supermarkets,
          December 31, 1997                   Company       Subsidiaries            Inc.          Eliminations       Consolidated
------------------------------------       ------------    --------------      -------------     --------------     -------------

Revenues from unaffiliated customers       $     82,081    $  32,243,224       $ 8,797,736       $           -      $  41,123,041
Revenues from affiliates                      7,409,988        2,560,857           444,752         (10,415,597)                 -
                                           ------------    -------------       -----------       -------------      -------------
     Total revenue                         $  7,492,069    $  34,804,081       $ 9,242,488       $ (10,415,597)     $  41,123,041
                                           ============    =============       ===========       =============      =============

Income from continuing
  operations before
  income taxes                             $  5,542,770    $   7,179,655       $ 4,121,640          (8,572,502)     $   8,271,563
                                           ============    =============       ===========       =============      =============

Identifiable assets at
  December 31, 1997                        $ 34,435,153    $ 386,908,049       $ 9,933,018         (54,196,704)     $ 377,079,516
                                           ============    =============       ===========       =============      =============

Depreciation and amortization
  expense                                  $     65,836    $   1,203,921       $   129,460                          $   1,399,217
                                           ============    =============       ===========                          =============

Premises and equipment
  acquisitions                             $  1,096,207    $   4,074,703           163,420                          $   5,334,330
                                           ============    =============       ===========                          =============

                                                                           INDUSTRY SEGMENTS
                                            -------------------------------------------------------------------------------------
                                                Bank                            Financial
          For the Year Ended                  Holding         Banking          Supermarkets,
          December 31, 1996                   Company       Subsidiaries            Inc.          Eliminations       Consolidated
------------------------------------       ------------    --------------      -------------     --------------     -------------

Revenues from unaffiliated customers       $     39,363    $  27,231,893       $  5,585,510      $           -      $  32,856,766
Revenues from affiliates                      5,728,347        1,362,730            347,752         (7,438,829)                 -
                                           ------------    -------------       ------------      -------------      -------------
     Total revenue                         $  5,767,710    $  28,594,623       $  5,933,262      $  (7,438,829      $  32,856,766
                                           ============    =============       ============      =============      =============

Income from continuing
  operations before
  income taxes                             $  4,013,352    $   5,732,308       $  2,186,900      $  (6,019,136)     $   5,913,424
                                           ============    =============       ============      =============      =============

Identifiable assets at
  December 31, 1996                        $ 28,541,867    $ 315,922,943       $  9,299,430      $ (38,185,326)     $ 315,578,914
                                           ============    =============       ============      =============      =============

Depreciation and amortization
  expense                                  $     61,172    $     762,328       $    112,218                         $     935,718
                                           ============    =============       ============                         =============

Premises and equipment
  acquisitions                             $     61,207    $   3,266,025       $    168,461                         $   3,495,693
                                           ============    =============       ============                         =============

                                                                           INDUSTRY SEGMENTS
                                           --------------------------------------------------------------------------------------
                                                Bank                            Financial
          For the Year Ended                  Holding         Banking          Supermarkets,
          December 31, 1995                   Company       Subsidiaries            Inc.          Eliminations       Consolidated
------------------------------------       ------------    --------------      -------------     --------------     -------------

Revenues from unaffiliated customers       $      5,923    $  24,297,134       $  3,780,324      $           -      $  28,083,381
Revenues from affiliates                      4,534,541          734,774            151,408         (5,420,723)                 -
                                           ------------    -------------       ------------      -------------      -------------
     Total revenue                         $  4,540,464    $  25,031,908       $  3,931,732      $  (5,420,723)     $  28,083,381
                                           ============    =============       ============      =============      =============

Income from continuing
  operations before
  income taxes                             $  3,005,070    $   4,538,218       $  1,071,084      $  (4,224,691)     $   4,389,681
                                           ============    =============       ============      =============      =============

Identifiable assets at
  December 31, 1995                        $ 23,438,211    $ 271,849,097       $  3,977,696      $ (29,257,758)     $ 270,007,246
                                           ============    =============       ============      =============      =============

Depreciation and amortization

  expense                                  $     50,662    $     658,894       $     90,729                         $     800,285
                                           ============    =============       ============                         =============

Premises and equipment
  acquisitions                             $    264,036    $     650,866       $     99,677                         $   1,014,579
                                           ============    =============       ============                         =============


NOTE 14.  PARENT COMPANY ONLY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets as of December 31, 1997 and 1996 and the statements of income and cash flows as of and for the years ended December 31, 1997, 1996 and 1995:

                                    CONDENSED BALANCE SHEETS
                                   DECEMBER 31, 1997 AND 1996

                                                      1997            1996
                                                 ------------     ------------

     Assets
       Cash                                      $    104,201     $    442,471
       Investment in subsidiaries                  32,379,558       27,341,295
       Equipment                                    1,162,677          123,395
       Other assets                                   788,717          634,706
                                                 ------------     ------------

                Total assets                     $ 34,435,153     $ 28,541,867
                                                 ============     ============

     Liabilities
       Other borrowings                          $    462,299     $    616,399
       Other liabilities                              197,515          543,432
                                                 ------------     ------------

                Total liabilities                     659,814        1,159,831
                                                 ------------     ------------

     Redeemable common stock                       10,621,891        6,177,400
                                                 ------------     ------------

     Shareholders' equity                          23,153,448       21,204,636
                                                 ------------     ------------

             Total liabilities, redeemable
             common stock, and shareholders'
             equity                              $ 34,435,153     $ 28,541,867
                                                 ============     ============

NOTE 14.  PARENT COMPANY ONLY FINANCIAL INFORMATION
          (CONTINUED)

                              CONDENSED STATEMENTS OF INCOME
                       YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                              1997         1996        1995
                                          -----------  -----------  -----------

  Income
    Dividends from subsidiaries           $ 1,120,000  $   800,000  $ 1,000,000
    Interest                                    7,515        4,641        5,779
    Other income                            1,447,282    1,208,703    1,031,682
                                          -----------  -----------  -----------
                                            2,574,797    2,013,344    2,037,461
                                          -----------  -----------  -----------


  Expense
    Interest                                   42,086       63,365       61,218
    Salaries and employee benefits          1,174,798    1,109,826      933,871
    Equipment expense                         306,851      213,985      278,547
    Other expense                             425,565      367,183      261,758
                                          -----------  -----------  -----------
                                            1,949,300    1,754,359    1,535,394
                                          -----------  -----------  -----------

       Income before income tax benefits
       and equity in undistributed            625,497      258,985      502,067
       earnings of subsidiaries

   Income tax benefits                       (100,000)    (152,680)    (120,000)
                                          -----------  -----------   ----------

       Income before equity in
       undistributed income of
       subsidiaries                           725,497      411,665      622,067

   Equity in undistributed income
      of subsidiaries                       4,917,273    3,754,367    2,503,003
                                          -----------  -----------  -----------

       Net income                         $ 5,642,770  $ 4,166,032  $ 3,125,070
                                          ===========  ===========  ===========

NOTE 14.  PARENT COMPANY ONLY FINANCIAL INFORMATION
          (CONTINUED)

                              CONDENSED STATEMENTS OF INCOME
                       YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                              1997         1996         1995
                                          -----------  -----------  -----------

OPERATING ACTIVITIES
  Net income                              $ 5,642,770  $ 4,166,032  $ 3,125,070
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                65,836       61,172       50,662
  Undistributed earnings of subsidiaries   (4,917,273)  (3,754,367)  (2,503,003)
  Other operating activities                 (518,268)      60,433      (30,183
                                          -----------  -----------  -----------

      Net cash provided by operating
        activities                            273,065      533,270      642,546
                                          -----------  -----------  -----------

INVESTING ACTIVITIES
  Purchases of premises and equipment      (1,115,771)     (61,207)    (264,036)
  Investment in subsidiary                          -   (1,000,000)    (500,000)
  Disposal of premises and equipment           19,564      167,979            -
                                          -----------  -----------  -----------

      Net cash used in investing
        activities                         (1,096,207)    (893,228)    (764,036)
                                          -----------  -----------  -----------

FINANCING ACTIVITIES
  Advances on other borrowings                      -    1,616,399      428,415
  Repayment of other borrowings              (154,100)  (1,786,939)    (336,280)
  Dividends paid                             (285,728)    (261,023)    (246,035)
  Proceeds from the issuance of
    common stock                              924,700    1,003, 795     253,292
                                          -----------  ------------  ----------

      Net cash provided by financing
        activities                            484,872       572,232      99,392
                                          -----------  ------------  ----------

  Net increase (decrease) in cash            (338,270)      212,274     (22,098)

  Cash at beginning of year                   442,471       230,197     252,295
                                          -----------  ------------  ----------

  Cash at end of year                     $   104,201  $    442,471  $  230,197
                                          ===========  ============  ==========

SUPPLEMENTAL DISCLOSURE
  Cash paid during the year for interest  $    42,086  $     63,365  $   61,218

NONCASH TRANSACTIONS
  Unrealized gains on securities
    available-for-sale                    $  (204,562) $     (9,262) $ (336,478)

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 25th of March, 1998.

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

     Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 25th day of March, 1998.

     Signature                                   Title


/s/ J. Alton Wingate                      President and Chief Executive
--------------------------                Officer (Principal Executive
J. Alton Wingate                          Officer) and Director


/s/ Steven C. Adams                       Director
--------------------------
Steven C. Adams


                                          Director
--------------------------
Edwin B. Burr


/s/ Harry H. Purvis                       Director
--------------------------
Harry H. Purvis


/s/ H. Calvin Stovall, Jr.                Director
--------------------------
H. Calvin Stovall, Jr.


                                          Director
--------------------------
Dean C. Swanson


                                          Director
--------------------------
George D. Telford


/s/ Harry L. Stephens                     Executive Vice President and
--------------------------                Chief Financial Officer
Harry L. Stephens                         (Principal Financial and
                                          Accounting Officer)



 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
    SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant has furnished annual reports and proxy material to security holders, and copies of such documents have been furnished to the Commission for its information.

               EXHIBIT INDEX
               -------------

Exhibit No.          Description of Exhibit
-----------          ----------------------

10.5 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 21, 1997

10.7 Amendment No. 2 to Master Consulting Agreement between Financial Supermarkets and NationsBank dated July 3, 1997

27.1                 Financial Data Schedule (for SEC use only)

27.2                 Restated Financial Data Schedule (year ended
                     Dec. 31, 1996)

27.3 Restated Financial Data Schedule (quarters ended June 30, 1996 and September 30, 1996)

27.4 Restated Financial Data Schedule (quarters ended March 31, 1997, June 30, 1997 and September 30, 1997)

99                   Proxy Materials