Form 10-Q
period 1998-03-31
COMMUNITY BANKSHARES INC /GA/
filed 1998-05-15
CIK 927478

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C. 20549
                            FORM 10-Q
   Mark One

     /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934
               For the quarter period ended March 31, 1998

     / /  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          THE EXCHANGE ACT
      For the transition period from _______ to _______
              Commission File Number:  33-81890
                 Community Bankshares, Inc.
             __________________________________
   (Exact name of registrant as specified in its charter)

             Georgia                            58-1415887
   (State or other jurisdiction of            (IRS Employer
   incorporation or organization)           Identification No.)

                   448 North  Main Street,
                  Cornelia, Georgia  30531
          (Address of principal executive offices)
                         (Zip Code)
                       (706) 778-2265
    (Registrant's telephone number, including area code)

                             N/A
       (Former name, former address and former fiscal
             year, if changed since last report)

Indicate by check mark whether the registrant has (1) has
  filed all reports required to be filed by Section 13 or
  15 (d) of the Securities Exchange Act of 1934 during
  the preceding 12 months (or for such shorter period
  that the registrant was required to file such reports)
  and (2) has been subject to such filing requirements
  for the past 90 days.     Yes  X     No

            APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
May 1, 1998:  2,159,830


                 COMMUNITY BANKSHARES, INC.
                      AND SUBSIDIARIES
                            INDEX

                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet -
     March 31, 1998 and December 31, 1997              2

     Consolidated Statements of Operations
     and Comprehensive Income for Three
     Months Ended March 31, 1998 and 1997              3

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1998 and 1997        4

     Note to Consolidated Financial Statements         5

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations     6

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K           7

     Signatures                                        8

               PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     COMMUNITY BANKSHARES, INC.
                          AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1998 AND DECEMBER 31, 1997
                      (Dollars in thousands)
                            (Unaudited)

                    Assets                          1998        1997
Cash and due from banks                         $  20,561  $  23,957
Interest-bearing deposits in banks                    788        769
Federal funds sold                                  7,495      5,960
Securities available-for-sale                      45,448     53,282
Securities held-to-maturity (fair value
     $30,415 and $29,558)                          29,819     28,719
Loans held for sale                                 3,762      2,561

Loans                                             267,317    242,660
Less allowance for loan losses                      4,157      4,024
          Loans, net                              263,160    238,636

Premises and equipment                             12,904     12,115
Other assets                                       12,541     11,080

          Total assets                          $ 396,478  $ 377,079

     Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                  $  52,946  $  50,768
    Interest-bearing demand                        77,464     72,854
    Savings                                        18,511     16,276
    Time, $100,000 and over                        61,213     55,849
    Other time                                    143,978    139,798
          Total deposits                          354,112    335,545
Other borrowings                                      424        462
Other liabilities                                   6,839      7,331
          Total liabilities                       361,375    343,338

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 344,531
     shares outstanding, at fair value             10,622     10,622

Stockholders' equity
    Common stock, par value $1; 5,000,000
        shares authorized; 2,159,830
        shares issued and outstanding               2,170      2,170
    Capital surplus                                 6,036      6,036
    Retained earnings                              16,121     14,783
    Accumulated other comprehensive income,
         net of tax                                   154        130
          Total stockholders' equity               24,481     23,119

 Total liabilities and stockholders' equity     $ 396,478  $ 377,079

See Notes to Consolidated Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHESIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                       Three Months
                                                      Ended March 31,
                                                      1998       1997
Interest income
    Loans                                       $    6,684   $  5,371
    Taxable securities                                 755        753
    Nontaxable securities                              390        285
    Deposits in banks                                   11          8
    Federal funds sold                                 122        204
          Total interest income                      7,962      6,621

Interest expense on deposits
    Deposits                                         3,692      3,091
    Other borrowings                                     8         11
          Total interest expense                     3,700      3,102

          Net interest income                        4,262      3,519
Provision for loan losses                              190        190
          Net interest income after
               provision for loan losses             4,072      3,329

Other income
    Service charges on deposit accounts                602        462
    Other service charges and fees                      83        166
    Gains on sale of loans                              61        158
    Trust Department fees                               27         17
    Net realized gains on sales of securities            9          0
    Nonbank subsidiary non-interest income           1,659      2,458
    Other operating income                             159         63
          Total other income                         2,600      3,324

Other expenses
    Salaries and employee benefits                   2,350      2,542
    Occupancy expense                                  303        247
    Equipment expense                                  445        336
    Other operating expenses                         1,509      1,286
          Total other expenses                       4,607      4,411

          Income before income taxes                 2,065      2,242

Income tax expense                                     646        730

          Net income                            $    1,419   $  1,512

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
          available-for-sale arising during
          the period                                    39       (350)
          Less:  reclassification adjustment
                    for gains included in net
                    income                               9          0
     Total other comprehensive income                   30       (350)

          Comprehensive income                  $    1,449   $  1,162

Basic earnings per common share                 $     0.65   $   0.75
Diluted earnings per common share                     0.65       0.70
Cash dividends per share of common stock        $   0.0367   $ 0.0350

See Notes to Consolidated Financial Statements.

                       COMMUNITY BANKSHARES, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                          (Dollars in thousands)
                               (Unaudited)

                                                       1998       1997
OPERATING ACTIVITIES
    Net income                                    $   1,419   $  1,512
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                   443        206
        Provision for loan losses                       190        190
        Provision for other real estate                  10         20
        Deferred income taxes                          (107)       (61)
        Increase in loans held for sale              (1,201)       (37)
        Net realized losses on securities
          available-for-sale                             (9)         -
        Net losses on sale of other real estate           -         26
        Increase in interest receivable                (292)      (192)
        Increase in interest payable                    427         76
        Increase (decrease) in taxes payable            753        446
        Increase (decrease) in accounts
          receivable of nonbank subsidiary             (905)      (321)
        Increase (decrease) in work in
          process of nonbank subsidiary                 128        770
        Increase (decrease) in accruals and
          payables of nonbank subsidiary             (1,215)      (841)
        Other operating activities                   (1,012)       (23)

              Net cash provided by
                (used in) operating activities       (1,371)     1,771

INVESTING ACTIVITIES
    Purchases of securities available-for-sale       (3,677)    (6,859)
    Proceeds from sales of securities
      available-for-sale                              1,875          -
    Proceeds from maturities of securities
      available-for-sale                              9,683      2,082
    Purchases of securities held-to-maturity         (1,265)    (4,705)
    Proceeds from maturities of securities
      held-to-maturity                                  165        492
    Net decrease in Federal funds sold               (1,535)      (785)
    Net increase in interest-bearing
     deposits in banks                                  (19)       181
    Net increase in loans                           (24,714)    (2,917)
    Purchase of premises and equipment               (1,175)    (1,120)
    Net cash acquired in branch acquisition             171          -
    Proceeds from sales of other real estate             16         25

              Net cash used in
                investing activities                (20,475)   (13,606)

FINANCING ACTIVITIES
    Net increase (decrease) in deposits              18,567     11,293
    Repayment of other borrowings                       (38)       (38)
    Dividends paid                                      (79)       (70)

              Net cash provided by
                financing activities                 18,450     11,185
Net increase (decrease) in cash and
   due from banks                                 $  (3,396)  $   (650)

Cash and due from banks at beginning of the Year     23,957     19,480

Cash and due from banks at end of the Year        $  20,561   $ 18,830

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                  $   3,273   $  3,253

        Income taxes                              $       -   $    345

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale               $     (38)  $    350

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                                 $       -   $    148

BRANCH ACQUISITION
    Net cash acquired                             $     171   $      -

    Loans                                         $   2,981          -
    Premises and equipment                               10          -
    Other assets                                         14          -
    Core deposit intangible                             759          -
    Deposits                                         (5,838)         -
    Other liabilities                                   (25)         -

         Net liabilities assumed, net of
           cash and due from banks of $171        $  (2,099)  $      -

See Notes to Consolidated Financial Statements

                 COMMUNITY BANKSHARES, INC.
                      AND SUBSIDIARIES

          NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ending
March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial
Accounting Standards (SFAS) No. 125, "Accounting for
Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the company's financial statements.

The FASB has issued, and the Company has adopted, SFAS No.
128, "Earnings Per Share".  SFAS No. 128 supersedes
Accounting Principals Board Opinion No. 15 "Earnings Per
Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic
EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

The FASB has issued, and the Company has adopted, SFAS No.
130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term
"comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities". SFAS No. 130 is effective for fiscal years and interim periods beginning after December 15, 1997.
NOTE 3    EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

                       Three Months Ended March 31, 1998
                (Dollars in Thousands, except per share amounts)

                         Net       Weighted-        Per
                       Income    Average Shares     Share
                     (Numerator)  (Denominator)     Amount
  Basic EPS              $1,419           2,170      $0.65
  Effect of Dilutive
  Securities:
       Stock options          0              26
                         .......         ......
  Diluted EPS            $1,419           2,196      $0.65
                         ======          ======      =====

                       Three Months Ended March 31, 1997
                (Dollars in Thousands, except per share amounts)

                         Net       Weighted-        Per
                       Income    Average Shares     Share
                    (Numerator)   (Denominator)     Amount


  Basic EPS              $1,512           2,005      $0.75
  Effect of Dilutive
  Securities:
       Stock options          0             161
                         ......          ......
  Diluted EPS            $1,512           2,166      $0.70
                         ======          ======      =====


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

Financial Condition

As of March 31, 1998, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1997. Total assets, loans, and deposits increased by 5.14%, 10.54% and 5.53% respectively.
The growth in deposits and loans is higher than prior year, but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of March 31, 1998, the Liquidity Ratio was 23.02% which is slightly outside the Company's target range of 25 -
30%. This lower than normal level of liquidity is due to the increased loan demand currently being experienced in the Company's markets. However, the Banks have available lines of credit to meet liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term
Liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income subjected to rising and falling rates of 300 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At March 31, 1998, the company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at March 31, 1998 were as follows:

                                  Actual        Regulatory
                                                   Minimum
  Leverage                         8.01%             4.00%
      Risked Based
  Capital ratios:
      Core Capital                10.86%             4.00%
      Total Capital               12.11%             8.00%

Results of Operation

Net interest income for the three month period ended March
31, 1998 increased 12.11% to $4,262,000 over $3,519,000 for
the same period for 1997. Interest income for the three month period was up by 20.25% from $6,621,000 to $7,962,000. This increase in interest income is due to an increase in earning assets of 21.28% or $62,229,000 at March 31, 1998, compared to March 31, 1997. For the first three months of 1998, earning assets increased by $20,678,000 or 6.19%. The largest increase in earning assets since March 31, 1997 was the increase in loans of $62,548,000. Investment securities increased by $550,000 while Federal Funds sold decreased by $1,635,000. Interest expense on interest bearing deposits was up by $598,000 or 19.28% for the first three months of 1998 over the same period for 1997. This increase in interest expense is due to an increase in interest bearing deposits of 19.26% or $48,636,000 at March 31, 1998, compared to March 31, 1997.
For the first three months of 1998, interest bearing deposits increased by $16,389,000 or 5.76%. The increase in interest income, interest expense, and net interest income were all consistent with budget projections made by management and is on target to be consistent with annual projections. Included in the above are $7,339,000 and $18,225,000 in loans and deposits, respectively, which were assumed through the purchase of two bank branches during the past year.

The provision for loan losses was $190,000 for the first three months of 1998 and 1997. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $880,062 for its un-guaranteed portion of SBA loans.

The following table furnishes information on the Loan Loss
Reserve for the current three month reporting period and the same period for 1997.

                                         1998      1997
   Beginning Balance                  $ 4,024   $ 3,592

   Less Charge Offs:
        Real Estate Loans                   0      (24)
        Commercial Loans                   19      (32)
        Consumer Loans                     72      (21)
        Credit Cards                        0       (1)

   Plus Recoveries
        Real Estate Loans                   0         3
        Commercial Loans                    5         6
        Consumer Loans                     29         8
        Credit Cards                        0         0

   Plus Provision                         190       190

   Ending Balance                     $ 4,157   $ 3,721


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

The Provision for Loan Losses for the three month period ended March 31, 1998 represented 209% of charge offs for the same period, while the provision for the first three months of 1997 represented 244% of the charge offs recorded in that period. The reserve at the end of March 31, 1998 represented 536% of non-accrual loans while the reserve at March 31, 1997 represented 371% of non-accrual loans. The
Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets.
The Loan Loss Reserve balance to total loan ratio at March
31, 1998 was 1.53% as compared to 1.78% at March 31, 1997.
Management considered the Loan loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt:

                       March 31, 1998

                     Non-accrual  Past Due    Restructured
                        Loans      90 days        Debt
                                    still
                                  accruing
  Real Estate Loans            8          45             0
  Commercial Loans           326         194           590
  Consumer Loans             441         125             0

  Total                      775         364           590


                       March 31, 1997

                     Non-accrual  Past Due    Restructured
                        Loans      90 days        Debt
                                    still
                                  accruing
  Real Estate Loans          427          15             0
  Commercial Loans           262          33           752
  Consumer Loans             314         538           752

  Total                    1,003         538           752

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrows to comply with the loan payment terms.

The bank places loans on non-accrual at such a time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income decreased by 21.78% or $724,000 during the three month period ended March 31, 1998 as compared to the same period for 1997. The majority of this decrease, $779,000, is due to fewer installations of supermarket bank units in the first quarter of 1998 compared to 1997.
Service charges on deposit accounts increased by $140,000 or 30.30% as compared to the same period for 1997. The major increase was the increase in non-sufficient funds
(NSF) charges of $133,000. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The gains on sale of loans decreased by $97,000 or 61.39% during the three month period ended March 31, 1998 as compared to the same period for 1997. This decrease is due to a smaller number of SBA loan originations during the first quarter. Trust department income for the first quarter 1998 increased to $27,000 compared to $17,000 for the first quarter of 1997.

Other operating expenses increased by 4.44% or $196,000 for the first three months of 1998 over the same period in 1997. Salaries and benefits decreased by $192,000 or 7.55% from the first quarter of 1997 to the first quarter of 1998. Although full time equivalent employees increased from 221 at the end of March 1997 to 260 at the end of March 1998, the amount being accrued for incentive compensation decreased resulting in an overall net decrease in salaries and benefits. Equipment and occupancy expenses were up by $165,000 for the first quarter of 1998 over the first quarter of 1997. The increase in full time equivalent employees as well as equipment and occupancy expenses was primarily due to the addition of three supermarket banking centers during the past twelve months.

Net income for the three month period was $1,419,000 or a decrease of 6.15% over the same period for 1997. The net income was more than budgeted numbers and is consistent with management's expectations for this quarter.

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

Prior to the emergence of the year 2000 issue, management had made a decision to install a new data processing system along with a wide area network. Currently the installation is under way with an estimated conversion date of November 1998. This new data processing system along with a wide area network are both certified year 2000 compliant. In addition to the $1,500,000 estimated cost of this installation, the Company anticipates expenses of approximately $500,000 will be necessary to modify other data systems prior to the Year 2000. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company depends will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Banks.

ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                     Exhibit 27.  Financial Data Schedule

               (b)  Reports on Form 8-K

                    None.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              COMMUNITY BANKSHARES, INC.


DATE:  May 15, 1998           BY:  /s/  Harry L. Stephens
                                   Harry L. Stephens,
                                     Executive Vice President and
                                     Chief Financial Officer