Form 10-K/A
period 1997-12-31
COMMUNITY BANKSHARES INC /GA/
filed 1998-06-09
CIK 927478

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                               FORM 10-K/A

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

     As of March 20, 1998, 2,169,830 shares of Common Stock, par value $1.00 per share, were issued and outstanding.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K Amendment to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the ____ of June, 1998.

                              COMMUNITY BANKSHARES, INC.



                              By:_______________________________
                                       J. Alton Wingate
                                       President and Chief
                                       Executive Officer