Form 10-Q
period 1998-06-30
COMMUNITY BANKSHARES INC /GA/
filed 1998-08-14
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C. 20549
FORM 10-Q
Mark One

     /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934
               For the quarter period ended June 30, 1998

     //   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
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

               APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
August 1, 1998:  2,169,830

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
                               INDEX

                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet -
     June 30, 1998 and December 31, 1997          		3

     Consolidated Statements of Operations
     and Comprehensive Income for Three
     Months Ended June 30, 1998 and 1997
     and Six Months Ended June 30, 1998
     and 1997                                                   4

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1998 and 1997      		5

     Notes to Consolidated Financial Statements        		6

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations     		7

PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders	                                8

Item 6.   Exhibits and Reports on Form 8 - K      		9

     Signatures                        				10

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1998 AND DECEMBER 31, 1997
                      (Dollars in thousands)
                            (Unaudited)

                    Assets                          1998        1997
Cash and due from banks                         $  21,702  $  23,957
Interest-bearing deposits in banks                    829        769
Federal funds sold                                  5,780      5,960
Securities available-for-sale                      44,314     53,282
Securities held-to-maturity (fair value
     $30,972 and $29,558)                          30,098     28,719
Loans held for sale                                 2,751      2,561

Loans                                             287,880    242,660
Less allowance for loan losses                      4,439      4,024
          Loans, net                              283,441    238,636

Premises and equipment                             13,605     12,115
Other assets                                       13,995     11,080

          Total assets                          $ 416,515  $ 377,079

     Liabilities, Reedemable Common Stock and Stockholders' Equity

Deposits
    Noninterest-bearing demand                  $  60,905  $  50,768
    Interest-bearing demand                        79,302     72,854
    Savings                                        18,798     16,276
    Time, $100,000 and over                        64,744     55,849
    Other time                                    148,977    139,798
          Total deposits                          372,726    335,545
Other borrowings                                      386        462
Other liabilities                                   6,803      7,331
          Total liabilities                       379,915    343,338

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 344,531
     shares outstanding, at fair value             10,622     10,622

Stockholders' equity
    Common stock, par value $1; 5,000,000
        shares authorized; 2,169,830
        shares issued and outstanding               2,170      2,170
    Capital surplus                                 6,036      6,036
    Retained earnings                              17,661     14,783
    Accumulated other comprehensive income,
         net of tax                                   111        130
          Total stockholders' equity               25,978     23,119

 Total liabilities and stockholders' equity     $ 416,515  $ 377,079

See Notes to Consolidated Financial Statements.

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHESIVE INCOME
           THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND
              SIX MONTHS ENDED JUNE 30, 1998 AND 1997
         (Dollars in thousands, except per share amounts)
                            (Unaudited)

                                    Three Months        Six Months
                                        Ended              Ended
                                      June 30,           June 30,
                                    1998     1997      1998     1997
Interest income
    Loans                         $7,349   $5,691   $14,033  $11,062
    Taxable securities               655      809     1,410    1,562
    Nontaxable securities            418      326       808      611
    Deposits in banks                  7        9        18       17
    Federal funds sold                97      161       219      365
          Total interest income    8,526    6,996    16,488   13,617

Interest expense on deposits
    Deposits                       3,911    3,253     7,603    6,344
    Other borrowings                   9       11        17       22
          Total interest expense   3,920    3,264     7,620    6,366

          Net interest income      4,606    3,732     8,868    7,251
Provision for loan losses            350      199       540      389
          Net interest income
          after provision for
          loan losses              4,256    3,533     8,328    6,862

Other income
    Service charges on deposit
     accounts                        614      506     1,216      968
    Other service charges and
     fees                            173      120       256      286
    Gains on sale of loans           154      120       215      278
    Trust Department fees             27       28        54       45
    Net realized gains on sales
     of securities                     2       (6)       11       (6)
    Nonbank subsidiary non-
     interest income               1,980    2,492     3,639    4,950
    Other operating income            86      232       245      295
          Total other income       3,036    3,492     5,636    6,816

Other expenses
    Salaries and employee
     benefits                      2,550    2,425     4,900    4,967
    Occupancy expense                311      254       614      501
    Equipment expense                459      269       904      605
    Other operating expenses       1,560    1,629     3,069    2,915
          Total other expenses     4,880    4,577     9,487    8,988

          Income before income
      	    taxes                  2,412    2,448     4,477    4,690

Income tax expense                   793      799     1,439    1,521

          Net income              $1,619   $1,649    $3,038   $3,169

Other comprehensive income
(loss):
     Unrealized gains (losses)
      on secutities avaliable-
      for-sale arising during
      the period                      70      352       (32)        2

     Less:
      reclassification adjustment
       for gains included in net
       income                          2       (6)       11        (6)
     Total other comprehensive
       income                         72      346       (21)       (4)

          Comprehensive income    $1,691   $1,995    $3,107    $3,165

Basic earnings per common share   $ 0.75   $ 0.82    $ 1.40    $ 1.58
Diluted earnings per common share   0.74     0.76      1.38      1.48
Cash dividends per share of
 common stock                     $0.037   $0.035    $0.073    $0.070

See Notes to Consolidated Financial Statements.

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (Dollars in thousands)
                            (Unaudited)

                                                    1998        1997
OPERATING ACTIVITIES
    Net income                                  $   3,038   $   3,169
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                 928         504
        Provision for loan losses                     540         389
        Provision for other real estate                10          35
        Deferred income taxes                        (141)       (107)
        Increase in loans held for sale              (190)         21
        Net realized (gains) losses on
          securities available-for-sale               (11)          6
        Net losses on sale of other real estate         -          40
        Increase in interest receivable              (552)       (444)
        Increase in interest payable                  273         190
        Increase (decrease) in taxes payable          573         745
        Increase (decrease) in accounts
          receivable of nonbank subsidiary         (1,617)        665
        Increase (decrease) in work in
          process of nonbank subsidiary               (24)        905
        Increase (decrease) in accruals and
          payables of nonbank subsidiary             (860)     (1,012)
        Other operating activities                 (1,384)     (1,022)

              Net cash provided by
                 operating activities                 585       4,084

INVESTING ACTIVITIES
    Purchases of securities available-for-sale     (5,867)     (12,411)
    Proceeds from sales of securities
      available-for-sale                            1,875        4,413
    Proceeds from maturities of securities
      available-for-sale                           12,939        2,863
    Purchases of securities held-to-maturity       (2,209)      (5,955)
    Proceeds from maturities of securities
      held-to-maturity                                830          690
    Net decrease in Federal funds sold                180        1,160
    Net increase in interest-bearing
     deposits in banks                                (60)         (92)
    Net increase in loans                         (45,374)     (17,620)
    Purchase of premises and equipment             (2,285)      (1,851)
    Net cash acquired in branch acquisition           171            -
    Proceeds from sales of other real estate           16          242

              Net cash used in
                investing activities              (39,786)      (28,561)

FINANCING ACTIVITIES
    Net increase (decrease) in deposits            37,181        26,620
    Repayment of other borrowings                     (76)          (77)
    Proceeds from issuance of Common
      Stock                                             -           143
    Dividends paid                                   (159)         (140)
              Net cash provided by
                financing activities               36,946        26,546
Net increase (decrease) in cash and
   due from banks                               $  (2,255)    $   2,069

Cash and due from banks at beginning of the
   Year                                            23,957        19,480

Cash and due from banks at end of the Year      $  21,702     $  21,549

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                $   7,347     $   6,176

        Income taxes                            $   1,007     $     883

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale             $      32     $      (2)

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                               $      29     $     220

BRANCH ACQUISITION
    Net cash acquired                           $     171     $       -

    Loans                                       $   2,981             -
    Premises and equipment                             10             -
    Other assets                                       14             -
    Core deposit intangible                           759             -
    Deposits                                       (5,838)            -
    Other liabilities                                 (25)            -

         Net liabilities assumed, net of
           cash and due from banks of $171      $  (2,099)    $       -

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

The results of operations for the six month period ending June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                        Three Months Ended June 30, 1998
               ( Dollars in Thousands, except per share amounts)

                         Net       Weighted-        Per
                       Income    Average Shares    Share
                     (Numerator)  (Denominator)    Amount

  Basic EPS               1,619           2,170       0.75
  Effect of Dilutive
  Securities:
       Stock options          0              26
  Diluted EPS             1,619           2,196       0.74

                        Three Months Ended June 30, 1997
                (Dollars in Thousands, except per share amounts)

                         Net        Weighted-         Per
                       Income     Average Shares     Share
                     (Numerator)   (Denominator)     Amount


  Basic EPS               1,649           2,018       0.82
  Effect of Dilutive
  Securities:
       Stock options          0             149
  Diluted EPS             1,649           2,167       0.76


                         Six Months Ended June 30, 1998
                 (Dollars in Thousands, except per share amounts)

                         Net         Weighted-         Per
                       Income      Average Shares     Share
                     (Numerator)    (Denominator)     Amount

  Basic EPS               3,038           2,170       1.40
  Effect of Dilutive
  Securities:
       Stock options          0              26
  Diluted EPS             3,038           2,196       1.38

                         Six Months Ended June 30, 1997
                 (Dollars in Thousands, except per share amounts)

                          Net       Weighted-          Per
                        Income    Average Shares      Share
                     (Numerator)   (Denominator)      Amount

  Basic EPS               3,169           2,011       1.58
  Effect of Dilutive
  Securities:
       Stock options          0             137
  Diluted EPS             3,169           2,148       1.48


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

Financial Condition

As of June 30, 1998, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1997. Total assets, loans, and deposits increased by 10.46%, 18.52% and 11.08% respectively. The growth in deposits and loans is higher than prior year, but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of June 30, 1998, the Liquidity Ratio was 20.68% which is on the low side of the Company's target range of 20 - 25%. This lower than normal level of liquidity is due to the increased loan demand currently being experienced in the Company's markets. However, the Banks have available lines of credit to meet liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 7% of net interest income subjected to rising and falling rates of 200 basis points.

Capital

Banking regulation requires the Company to maintain capital levels in relation to Company assets. At June 30, 1998, the company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1998 were as follows:


                                  Actual        Regulatory
                                                   Minimum
  Leverage                         8.21%             4.00%
      Risked Based
  Capital ratios:
      Core Capital                10.82%             4.00%
      Total Capital               12.08%             8.00%

Results of Operation

Net interest income for the six month period ended June 30, 1998 is up 22.30% over the same period for 1997, from $7,251,000 to $8,868,000, and is up 23.42% for the three month period ending June 30, 1998 from $3,732,000 to $4,606,000 for 1998. Interest income was up by 21.08% for the six month period ending June 30, 1998 from $13,617,000 to $16,488,000 and up 21.86% for the three month period ending June 30, 1998 from $6,996,000 to $8,526,000.
Interest expense was up 19.70% or $1,254,000 for the six month period ended June 30, 1998, over the same period in 1997 and up 20.10% or $656,000 for the three month period ending June 30, 1998, as compared to 1997. The increase in interest income is due to an increase of 20.05% or $64,636,000 in earning assets from June 30, 1997 to June 30, 1998. Investment securities decreased by $2,056,000 or 2.69% during the period primarily to meet the loan demand. Total loans increased during the last year by $67,568,000 or 30.29%. The increase in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections. Included in the above are $7,339,000 and $18,225,000 in loans and deposits, respectively, which were assumed through the purchase of two bank branches during the past year.


The provision for loan losses was $350,000 for the first six months of 1998. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $900,812 for its un-guaranteed portion of SBA loans.

The following table furnishes information on the Loan Loss Reserve for the current three month reporting period and the same period for 1997.

                                         1998      1997
   Beginning Balance                  $ 4,024   $ 3,592

   Less Charge Offs:
        Real Estate Loans                  (7)      (24)
        Commercial Loans                  (34)      (43)
        Consumer Loans                   (165)      (84)
        Credit Cards                        0        (1)

   Plus Recoveries
        Real Estate Loans                  18        23
        Commercial Loans                   10         6
        Consumer Loans                     53        21
        Credit Cards                        0         0

   Plus Provision                         540       389

   Ending Balance                     $ 4,439   $ 3,879


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

The Provision for Loan Losses for the six month period ended June
30, 1998 represented 262% of charge offs for the same period, while the provision for the first six months of 1997 represented 255% of the charge offs recorded in that period. The reserve at the end of June 30, 1998 represented 383% of non accrual loans while the reserve at June 30, 1996 represented 500% of non accrual loans.
Non accrual loans have increased from $775,000 at June 30, 1997 to $1,158,000 as of June 30, 1998, due mainly to the addition of one large line that has been returned to current status after the end of the quarter. The Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets. The Loan Loss Reserve balance to total loan ratio at June
30, 1998 was 1.53% as compared to 1.74% at June 30, 1997.  The decrease in this ratio is due to the strong loan demand experienced in all the Company's market areas. Management considered the Loan
Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

                           June 30, 1998

                     Non-accrual  Past Due    Restructured
                        Loans      90 days        Debt
                                    still
                                  accruing
  Real Estate Loans            7          44             0
  Commercial Loans           473         133           808
  Consumer Loans             678         194             0

  Total                    1,158         371           808


                           June 30, 1997

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

Other income decreased by 17.31% or $1,180,000 during the six month period ended June 30, 1998 as compared to the same period for 1997 and the three month period ending June 30, 1998 showed an 13.09% or $457,000 decrease over the same three month period of 1997. The majority of these decreases, $1,311,000 and $513,000, respectively, are due to fewer installations of supermarket bank units in the first half of 1998 compared to 1997. Service charges on deposit accounts increased by $248,000 or 25.62% for the six month period ended June 30, 1998, and $109,000 or 21.54% for the three month period ended June 30, 1998, as compared to the same periods in 1997. The major increase was the increase in non-sufficient funds (NSF) charges of $238,000 and $105,000 for the six month period and the three month period ended June 30, 1998, respectively, compared to the same period in 1997. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The gains on sale of loans decreased by $64,000 or 23.11% during the six month period ended June 30, 1998 as compared to the same period for 1997. This decrease is due to a smaller number of SBA loan originations during the first half of 1998 compared to 1997. Trust department income for the first half of 1998 increased to $54,000 compared to $45,000 for the first half of 1997.

Other operating expenses increased by 5.55% or $499,000 for the six month period ended June 30, 1998, and 6.62% or $303,000 for the three month period ending June 30, 1998 as compared to the same period in 1997. Salaries and benefits decreased by $67,000 or 1.35% during the six month period ended June 30, 1998 compared to the same period in 1997. Although full time equivalent employees increased from 228 at the end of June 1997 to 275 at the end of June 1998, the amount being accrued for incentive compensation decreased, because or less supermarket banking unit installations during the first half of 1998 compared to 1997, resulting in an overall net decrease in salaries and benefits. Equipment and occupancy expenses were up by 37.25% or $412,000 for the six month period ended June 30, 1998, and 47.23% or $247,000 for the three month period ending June 30, 1998, as compared to the same period in 1997. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of four brick and mortar facilities and one supermarket banking center during the past twelve months. In addition, the increase in the equipment and occupancy expense has increased even more in the past quarter due to the installation of a new data processing system. Management anticipates equipment and occupancy expenses to continue to increase during the third and forth quarters as the installation of the new data processing system is completed.

Net income for the six month period ended June 31, 1998, was $3,038,000 or a decrease of 4.13% and for the three month period ended June 31, 1998, was $1,619,000 or a decrease of 1.82% over the same periods for 1997. The net income was more than budgeted numbers for both periods and is consistent with management's expectations.

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

                    PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 8, 1998. Total shares outstanding amounted to 2,169,830. A total of 1,969,865 shares (90.78%) were represented by shareholders in attendance or by proxy. The following directors were re-elected to serve for a one-year term. The results of the election were as follows:

                                     Shares Voted:
                               For      Against    Abstain
  Steven C. Adams            1,969,865         0          0
  Edwin B. Burr              1,969,865         0          0
  Harry H. Purvis            1,969,865         0          0
  H. Calvin Stovall          1,969,865         0          0
  Dean C. Swanson            1,969,865         0          0
  George D. Telford          1,969,865         0          0
  J. Alton Wingate           1,969,865         0          0


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



                                          COMMUNITY BANKSHARES, INC.


DATE:  August 12, 1998		          BY:  /s/  Harry L. Stephens
                                          Harry L. Stephens,
                                          Executive Vice President and
                                          Chief Financial Officer