Form 10-Q
period 1998-09-30
COMMUNITY BANKSHARES INC /GA/
filed 1998-11-16
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C. 20549
FORM 10-Q
Mark One

     /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
November 1, 1998:  2,169,830

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
                               INDEX

                                    Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet -
     September 30, 1998 and December 31, 1997              2

     Consolidated Statements of Operations
     and Comprehensive Income for Three
     Months Ended September 30, 1998 and 1997
     and Nine Months Ended September 30, 1998
     and 1997                                              3

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997         4

     Notes to Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         6

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K               7

     Signatures                                            8

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                      (Dollars in thousands)
                            (Unaudited)

                    Assets                          1998        1997
Cash and due from banks                         $  25,064   $  23,957
Interest-bearing deposits in banks                    946         769
Federal funds sold                                  7,110       5,960
Securities available-for-sale                      44,038      53,282
Securities held-to-maturity (fair value
     $31,609 and $29,558)                          30,218      28,719
Loans held for sale                                 2,955       2,561

Loans                                             298,310     242,660
Less allowance for loan losses                      4,548       4,024
          Loans, net                              293,762     238,636

Premises and equipment                             13,748      12,115
Other assets                                       14,371      11,080

          Total assets                          $ 432,212   $ 377,079

     Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                  $  55,987   $  50,768
    Interest-bearing demand                        84,450      72,854
    Savings                                        19,736      16,276
    Time, $100,000 and over                        64,920      55,849
    Other time                                    153,291     139,798
          Total deposits                          378,384     335,545
Other borrowings                                    5,347         462
Other liabilities                                   9,050       7,331
          Total liabilities                       392,781     343,338

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 362,241
     and 344,531 shares outstanding, at fair
     value                                         11,168      10,622

Stockholders' equity
    Common stock, par value $1; 5,000,000
        shares authorized; 2,169,830
        shares issued and outstanding               2,170       2,170
    Capital surplus                                 6,036       6,036
    Retained earnings                              19,736      14,783
    Accumulated other comprehensive income,
         net of tax                                   321         130
          Total stockholders' equity               28,263      23,119

 Total liabilities and stockholders' equity     $ 432,212   $ 377,079

See Notes to Consolidated Financial Statements.

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHESIVE INCOME
        THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
         (Dollars in thousands, except per share amounts)
                            (Unaudited)

                                       Three Months         Nine Months
                                          Ended                Ended
                                      September 30,        September 30,
                                      1998      1997        1998      1997
Interest income
    Loans                          $  7,785  $  6,475   $ 21,818  $ 17,537
    Taxable securities                  631       717      2,041     2,279
    Nontaxable securities               448       336      1,256       947
    Deposits in banks                    14        61         32        78
    Federal funds sold                   98       156        317       521
          Total interest income       8,976     7,745     25,464    21,362

Interest expense on deposits
    Deposits                          4,101     3,308     11,704     9,652
    Other borrowings                     15        10         32        32
          Total interest expense      4,116     3,318     11,736     9,684

          Net interest income         4,860     4,427     13,728    11,678
Provision for loan losses               224       247        764       636
          Net interest income
          after provision
          for loan losses             4,636     4,180     12,964    11,042

Other income
    Service charges on deposit
        accounts                        643       497      1,859     1,465
    Other service charges and fees      130       191        386       477
    Gains on sale of loans              157       261        372       539
    Trust Department fees                29        20         83        65
    Net realized gains on sales of
        securities                       30        15         41         9
    Nonbank subsidiary
        non-interest income           3,536     1,170      7,175     6,120
    Other operating income              131         7        376       302
          Total other income          4,656     2,161     10,292     8,977

Other expenses
    Salaries and employee benefits    2,662     2,350      7,562     7,317
    Occupancy expense                   355       264        969       765
    Equipment expense                   492       306      1,396       911
    Other operating expenses          1,684     1,253      4,753     4,168
          Total other expenses        5,193     4,173     14,680    13,161

          Income before income
          taxes                       4,099     2,168      8,576     6,858

Income tax expense                    1,399       689      2,838     2,210

          Net income               $  2,700  $  1,479   $  5,738  $  4,648

Other comprehensive income
     (loss),net of tax:
     Unrealized gains (losses) on
          securities available-for-
          sale arising during
          the period                    209       140        191       141

          Less:  reclassification
                adjustment for
                gains included
                in net income            18         9         25         5

     Total other comprehensive
          income                        227       149        216       146

          Comprehensive income     $  2,927  $  1,628   $  5,954  $  4,794

Basic earnings per common share    $   1.24  $   0.71   $   2.64  $   2.29
Diluted earnings per common share      1.23      0.68       2.61      2.26
Cash dividends per share of
    common stock                   $  0.037  $  0.034   $  0.110  $  0.102

See Notes to Consolidated
Financial Statements.

                    COMMUNITY BANKSHARES, INC.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (Dollars in thousands)
                            (Unaudited)

                                                       1998        1997
OPERATING ACTIVITIES
    Net income                                    $   5,738   $   4,648
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                 1,441         772
        Provision for loan losses                       764         636
        Provision for other real estate                  10          50
        Deferred income taxes                          (221)       (147)
        Increase in loans held for sale                (394         171
        Net realized (gains) losses on securities
          available-for-sale                            (41)         (9)
        Net (gains) losses on sale of other real
          estate                                         (3)         42
        Increase in interest receivable                (740)       (463)
        Increase in interest payable                    651         508
        Increase (decrease) in taxes payable          1,112        (438)
        Increase (decrease) in accounts
          receivable of nonbank subsidiary           (1,136)        915
        Increase (decrease) in work in
          process of nonbank subsidiary                (804)      1,277
        Increase (decrease) in accruals and
          payables of nonbank subsidiary                270      (1,684)
        Other operating activities                   (1,164)       (352)

              Net cash provided by
                 operating activities                 5,483       5,926

INVESTING ACTIVITIES
    Purchases of securities available-for-sale      (12,936)    (16,355)
    Proceeds from sales of securities
      available-for-sale                              6,161       7,202
    Proceeds from maturities of securities
      available-for-sale                             16,378       6,297
    Purchases of securities held-to-maturity         (2,329)     (7,463)
    Proceeds from maturities of securities
      held-to-maturity                                  830         831
    Net increase in Federal funds sold               (1,150)     (1,460)
    Net increase in interest-bearing
     deposits in banks                                 (177)       (509)
    Net increase in loans                           (56,017)    (23,613)
    Purchase of premises and equipment               (2,862)     (2,591)
    Net cash acquired in branch acquisition             171           -
    Proceeds from sales of other real estate             70         341

              Net cash used in
                investing activities                (51,861)    (37,320)

FINANCING ACTIVITIES
    Net increase (decrease) in deposits              42,839      28,433
    Increase in other borrowings                      5,000           -
    Repayment of other borrowings                      (115)       (115)
    Proceeds from issuance of Common
      Stock                                               -         143
    Dividends paid                                     (239)       (212)
              Net cash provided by
                financing activities                 47,485      28,249
Net increase (decrease) in cash and
   due from banks                                 $  (1,107)  $  (3,145)

Cash and due from banks at beginning of the Year     23,957      19,480

Cash and due from banks at end of the Year        $  25,064   $  16,335

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                  $  11,085   $   9,176

        Income taxes                              $   1,947   $   2,795

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale               $    (318)  $    (235)

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                                 $     127   $     220

BRANCH ACQUISITION
    Net cash acquired                             $     171   $       -

    Loans                                         $   2,981           -
    Premises and equipment                               10           -
    Other assets                                         14           -
    Core deposit intangible                             759           -
    Deposits                                        (5,838)           -
    Other liabilities                                  (25)           -

         Net liabilities assumed, net of
           cash and due from banks of $171        $ (2,099)   $       -

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

The results of operations for the nine month period ending
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                         Three Months Ended September 30,1998
                   ( Dollars in Thousands, except per share amounts)

                          Net        Weighted-
                         Income   Average Shares     Per
                      (Numerator)  (Denominator)    Share
                                                    Amount
  Basic EPS                2,700            2,170      1.24
  Effect of Dilutive
      Securities Stock
      options                  0               26
                        --------         --------  --------
  Diluted EPS              2,700            2,196      1.23
                        ========         ========  ========

                         Three Months Ended September 30, 1997
                     (Dollars in Thousands, except per share amounts)

                          Net        Weighted-
                         Income   Average Shares     Per
                     (Numerator)   (Denominator)    Share
                                                   Amount

  Basic EPS                1,479            2,076      0.71
  Effect of Dilutive
      Securities Stock
      options                  0               91
                        --------         --------  --------
  Diluted EPS              1,479            2,167      0.68
                        ========         ========  ========

                          Nine Months Ended September 30, 1998
                     (Dollars in Thousands, except per share amounts)

                          Net        Weighted-
                         Income   Average Shares     Per
                     (Numerator)   (Denominator)    Share
                                                    Amount

  Basic EPS                5,738            2,170      2.64
  Effect of Dilutive
      Securities Stock
      options                  0               26
                        --------         --------  --------
  Diluted EPS              5,738            2,196      2.61
                        ========         ========  ========

                          Nine Months Ended September 30, 1997
                     (Dollars in Thousands, except per share amounts)

                          Net        Weighted-
                         Income   Average Shares     Per
                     (Numerator)   (Denominator)    Share
                                                    Amount

  Basic EPS                4,648            2,033      2.29
  Effect of Dilutive
      Securities Stock
      options                  0               24
                        --------         --------  --------
  Diluted EPS              4,648            2,057      2.26
                        ========         ========  ========



ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
----------------------------------------------
The following appears in accordance with the Securities Litigation Reform Act. These financial statements and financial review include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, Year 2000 issues and competition in the geographic business areas in which the Company conducts its operations.

Management Discussion and Analysis
----------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of September 30, 1998, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1997. Total assets, loans, and deposits increased by 14.62%, 22.85% and 12.77% respectively. The growth in deposits and loans is higher than prior year, but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of September 30, 1998, the Liquidity Ratio was 23.26% which is within the Company's target range of 20 - 25%. The Banks have available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 6% of net interest income subjected to rising and falling rates of 200 basis points.

Capital

Banking regulations require the Company to maintain capital levels in relation to Company assets. At September 30, 1998, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1998 were as follows:


                                  Actual        Regulatory
                                                   Minimum
  Leverage                         8.46%             4.00%
      Risked Based
  Capital ratios:
      Core Capital                11.22%             4.00%
      Total Capital               12.47%             8.00%

Results of Operation

Net interest income for the nine month period ended September 30, 1998 is up 17.55% over the same period for 1997, from $11,678,000 to $13,728,000, and is up 9.78% for the three month period ending September 30, 1998 from $4,427,000 to $4,860,000 for 1998.
Interest income was up by 19.20% for the nine month period ending September 30, 1998 from $21,362,000 to $25,464,000 and up 15.89%
for the three month period ending September 30, 1998 from $7,745,000 to $8,976,000. Interest expense was up 21.19% or
$2,052,000 for the nine month period ended September 30, 1998, over the same period in 1997 and up 24.05% or $798,000 for the three month period ending September 30, 1998, as compared to 1997. The increase in interest income is due to an increase of 21.71% or $68,415,000 in earning assets from September 30, 1997 to September 30, 1998. Investment securities decreased by $1,548,000 or 2.04% during the period primarily to meet the loan demand. Total loans increased during the last year by $72,429,000 or 31.65%. The increase in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections. Included in the above are $7,339,000 and $18,225,000 in loans and deposits, respectively, which were assumed through the purchase of two bank branches during the past twelve month period.

The provision for loan losses was $764,000 for the first nine months of 1998. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as the Company has a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $946,712 for its un-guaranteed portion of SBA loans.

The following table furnishes information on the Loan Loss Reserve for the current nine month reporting period and the same period for 1997.

                                         1998      1997
   Beginning Balance                  $ 4,024   $ 3,592

   Less Charge Offs:
        Real Estate Loans                 (7)      (35)
        Commercial Loans                 (75)      (94)
        Consumer Loans                  (277)     (111)
        Credit Cards                      (8)       (4)

   Plus Recoveries
        Real Estate Loans                  18        27
        Commercial Loans                   20         9
        Consumer Loans                     89        36
        Credit Cards                        0         0

   Plus Provision                         764       636
                                     --------  --------
   Ending Balance                     $ 4,548   $ 4,056
                                     ========  ========

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

The Provision for Loan Losses for the nine month period ended
September 30, 1998 represented 208% of charge offs for the same period, while the provision for the first nine months of 1997 represented 261% of the charge offs recorded in that period. The reserve at the end of September 30, 1998 represented 374% of non accrual loans while the reserve at September 30, 1997 represented
715% of non accrual loans. Non accrual loans have increased from $567,000 at September 30, 1997 to $1,215,000 as of September 30,
1998, due mainly to the addition of two large SBA loans.
Management does not anticipate any loss on these loans. The Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets. The Loan Loss Reserve balance to total loan ratio at September 30, 1998 was 1.51% as compared to 1.77% at September 30, 1997. The decrease in this ratio is due to the strong loan demand experienced in all the Company's market areas. Management considered the Loan Loss
Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

                        September 30, 1998

                     Non-accrual  Past Due    Restructured
                        Loans      90 days        Debt
                                    still
                                  accruing
  Real Estate Loans           30          55             0
  Commercial Loans           509         127           683
  Consumer Loans             676         264             0
                           -----       -----         -----
  Total                    1,215         446           683
                           =====       =====         =====

                        September 30, 1997

                     Non-accrual  Past Due    Restructured
                        Loans      90 days        Debt
                                    still
                                  accruing
  Real Estate Loans           10          16             0
  Commercial Loans           240         387           604
  Consumer Loans             317         276             0
                          ------      ------         -----
  Total                      567         679           604
                          ======      ======         =====

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

Other income increased by 14.65% or $1,315,000 during the nine month period ended September 30, 1998 as compared to the same period for 1997 and the three month period ending September 30, 1998 showed a 115.46% or $2,495,000 increase over the same three month period of 1997. Although the Company has had fewer installations of supermarket bank units during 1998 as compared to 1997, the income for the nine month and three month periods increased due to compensation received as a result of the termination of the Company's Master Consulting Agreement with Nationsbanc Services, Inc. ("Nationsbanc") on August 14, 1998. Under the terms of the Agreement, Nationsbanc's on going obligation under the Master Consulting Agreement are limited to paying monthly consulting fees with respect to the seventy-nine supermarket locations it will continue to operate in Winn-Dixie stores.
Service charges on deposit accounts increased by $394,000 or 26.89% for the nine month period ended September 30, 1998, and $146,000 or 29.38% for the three month period ended September 30, 1998, as compared to the same periods in 1997. The major increase was the increase in non-sufficient funds (NSF) charges of $371,000 and $133,000 for the nine month period and the three month period ended September 30, 1998, respectively, compared to the same period in 1997. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The gains on sale of loans decreased by $167,000 or 30.98% during the nine month period ended September 30, 1998 as compared to the same period for 1997. This decrease is due to a smaller number of SBA loan originations during 1998 compared to 1997. Trust department income for the first three quarters of 1998 increased to $83,000 compared to $65,000 for the same period of 1997.

Other operating expenses increased by 11.54% or $1,519,000 for the nine month period ended September 30, 1998, and 24.44% or $1,020,000 for the three month period ending September 30, 1998 as compared to the same period in 1997. Salaries and benefits increased by $245,000 or 3.35% during the nine month period ended September 30, 1998 compared to the same period in 1997. Although full time equivalent employees increased from 234 at the end of September 1997 to 283 at the end of September 1998, the amount being accrued for incentive compensation decreased, because or less supermarket banking unit installations during 1998 compared to 1997, resulting in an overall small net increase in salaries and benefits. Salaries and benefits increased by 13.28% or $312,000 for the three month period ended September 1998, due to the incentive compensation related to the additional non-bank subsidiary income received during the quarter. Equipment and occupancy expenses were up by 41.11% or $689,000 for the nine month period ended September 30, 1998, and 48.60% or $277,000 for the three month period ending September 30, 1998, as compared to the same period in 1997. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of four brick and mortar facilities and one supermarket banking center during the past twelve months, as well as, the ongoing maintenance of existing facilities. In addition, the increase in the equipment and occupancy expense has increased even more in the past quarter due to the installation of a new data processing system. Management anticipates equipment and occupancy expenses to continue to increase during the forth quarter of 1998 and the first quarter of 1999 as the installation of the new data processing system is completed.

Net income for the nine month period ended September 30, 1998, was $5,738,000 or an increase of 23.45% and for the three month period ended September 30, 1998, was $2,700,000 or an increase of 82.56% over the same periods for 1997. The net income was more than budgeted numbers for both periods for the reasons previously discussed and is above management's expectations.

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

YEAR 2000 COMPLIANCE

The Company utilizes and depends upon data processing systems and software to conduct its business. The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The Bank is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with year 2000 requirements.


The Year 2000 - Impact and Readiness

Community Bankshares, Inc. performed an organizational wide assessment to ascertain the impact of Year 2000 issues on information technology systems and non-technology systems. In l997, a Year 2000 Task Force Committee was appointed with the Chief Financial Officer directing the program, including remediation efforts .The Company has viewed Year 2000 readiness as not only an information or technology problem, but as a corporate wide challenge and placed the issue at the forefront of all strategic planning.

The organization has addressed technology risks affecting all areas of operations including the identification of vendors and service providers which are critical to the Company. The Company has implemented a program of ongoing awareness to address corporate banking customers and financial counterparties. In addition the Company has addressed contingency planning and recovery through a plan of prevention and contingency procedures.

Based on the complex nature of organizational operations, corporate wide objectives have been:
1) Minimize disruptions of service to the institution and its customers, 2) Ensure timely resumption of operations and 3) Limit losses to earnings and capital.

Based on documented risk assessments, the readiness plan covers all aspects of operations, which are defined as the current operations, the conversion period and the " worse case scenario"
situation.    The term mission  critical  has been assigned to
electronic systems, components, third parties, vendors and any non-IT systems that have been identified as having an impact on bank operations. The Company has identified back-up and alternate processing vendors and locations.

The organization's remediation program was implemented during the first quarter of 1997 and although the organization will not be compliant as of December 31, 1998, conversion to a new data system will be completed during the first quarter of l999. Compliant is defined as follows: 1) To correctly process dated before and after the year 2000, 2) To recognize the year 2000 as a leap year, 3) To accept and display dates unambiguously and 4) To correctly process logic dates that are used for " non-date functions "

In May of l998, a Year 2000 Readiness-Key Milestones Testing Plan was adopted that defined the Company's testing strategy. This plan will continue to be modified , if needed, to address any change in the remediation plans so as to effectively address current testing needs and issues. The testing phase of the Year 2000 program is the most prominent and plans are in place to have testing results reviewed by employees independent of in-house testing. As the testing procedures are completed, the results will be presented to the Board of Directors along with supporting documentation.

Costs to Address Year 2000 Issues

During the fourth quarter of 1998, management implemented part of its contengency plan and made a decision to proceed with a traditional software provider vs. the client based software as originally planned. Although earnings have not been significantly impacted as a result of this change, management has reviewed budget items to identify any additional expenditures which might result due to implementation of these contingency plans. In addition, based on the critical nature of "worse case scenario" planning, a list of " unknowns" is being identified to explore any remote difficulties in achieving remediation goals. Overall, the Company believes that since the majority of IT equipment and software is relatively new and have been certified by the developers as being Year 2000 compliant, the IT budget will be adequate for Year 2000 programs as they relate to the installation of the Company's network. In addition, the Company currently estimates that costs of assessing, testing, and remediation of Year 2000 issues associated with the core processing system and other embedded systems will total approximately $900,000.

Risks of Third-Party Year 2000 Issues

Prudent risk controls to manage the Year 2000 related risks posed by customers have been implemented and the broad categories of customers have been identified. They are: 1) Funds Takers, 2) Funds Providers and 3) Capital Market/Asset Management Counterparties. Based on our analysis of the previously described groups, the Company is able to look at different assumptions of risk, liquidity and contingency. A high level program of awareness continues in this area with sub-committees of the Board of Directors reviewing for financial risk. Lending officers have been asked to identify any economic factors in the bank's trade or assessment areas that would have an impact on customers as a result of a potential Year 2000 problem.

Another area of review for Year 2000 potential liability has been that of fiduciary services. Client assessment management through the bank's trust department has been identified and will continued to be monitored.

Contingency Plans

In order to fully recognize the risks presented to the Company, " worse case scenarios" have been reasonably identified along with estimated costs for recovery, personnel and other budget items. Due to a significant change in the organization's remediation plans, the IT program has been accelerated to insure all renovations are completed and tested by March 31, 1999.

Throughout the pre-planning processes and plan implementation periods, contingency planning and business resumption goals and objectives have been of paramount importance. Objectives in this area have been 1) Practices implemented to conduct on-going risk assessments of IT systems and non-IT systems, 2) An effective business resumption plan coordinated with service providers, 3) Testing procedures for contingency programs at least annually and
4) Implementation of appropriate corrective actions when needed.

Based on any "unknown" and a " worse case scenario" , the Company has conducted due diligence to determine the probability of outsourcing data services in the event IT systems experience failure and even using a manual entry system . The Company has plans to create system backup files prior to procseeing on any critical dates to facilitate the recovery of mission critical systems.
The Company believes any mission critical systems could be recovered.

Record retention policies have been amended to include all Year 2000 due diligence documents and any new acquisition, upgrades to existing systems, or written agreements are reviewed prior to execution for Year 2000 warrants or guarantees of readiness.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

                    PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                     Exhibit 10.8 Termination of Master Consulting
                                  Agreement

                     Exhibit 27.  Financial Data Schedule

               (b)  Reports on Form 8-K

                    None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              COMMUNITY BANKSHARES, INC.


DATE:  November 16, 1998      BY:  /s/  Harry L. Stephens
                              Harry L. Stephens,
                              Executive Vice President and
                              Chief Financial Officer