Form 10-K
period 1998-12-31
COMMUNITY BANKSHARES INC /GA/
filed 1999-03-31
CIK 927478

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                     FORM 10-K

/X/               Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

                      For the Fiscal Year Ended December 31, 1998

/ /              Transition Report Pursuant to Section 13 or 15(d) of
                            The Securities Exchange Act of 1934

                              Commission File Number 33-81890

                                  Community Bankshares, Inc.
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                     Georgia                            58-1415887
           ------------------------------           -------------------
          (State or other jurisdiction of           (I. R. S. Employer
          Incorporation or organization)             Identification No.)


                     448 North Main Street, Cornelia, Georgia  30531
                   ---------------------------------------------------
                   (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (706)778-2265

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes / X /       No  /  /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Not applicable. Registrant is not required to be registered under the Securities Exchange Act of 1934.

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 20, 1999:
$33,993,135 (based upon approximate market value of $33 /share, the latest sales price known to the Registrant for the Common Stock, for which there is no established trading market).

     As of March 20, 1999, 2,169,830 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

                                 PART 1

ITEM 1.        BUSINESS.

     Community Bankshares, Inc. (the "Company") was organized under the laws of Georgia in 1980 and commenced operations in 1981. The Company is a registered bank holding company. All of the Company's activities are currently conducted by or through its subsidiaries, Community Bank & Trust-Habersham ("Community-Habersham"), Community Bank & Trust-Alabama ("Community-Alabama"), Community Bank & Trust-Jackson ("Community-Jackson") and Community Bank & Trust-Troup ("Community-Troup") (collectively, the "Community Banking Subsidiaries") and the non-bank subsidiaries of Community-Habersham, Financial Supermarkets, Inc. ("Financial Supermarkets") and Financial Properties.

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

Forward Looking Statements
--------------------------

     The following appears in accordance with the Securities Litigation Reform Act of 1995. These financial statements and financial review include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, competition in the geographic business areas in which the Company conducts its operations, material unforeseen changes in the financial stability and liquidity of the Company's credit customers and material unforeseen complications arising from the year 2000 issue.

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

     DEPOSITS.    Each Community Banking Subsidiary offers a full
range of depository accounts and services to both consumers and businesses. At December 31, 1998, the Company's aggregate deposit base, totaling approximately $405.2 million, consisted of approximately $65.3 million in non-interest-bearing demand deposits (16.11% of total deposits), approximately $94.4 million in interest-bearing demand deposits (including money market accounts) (23.30% of total deposits), approximately $19.7 million in savings deposits (4.86% of total deposits), approximately $158.8 million in time deposits in amounts less than $100,000 (39.19% of total deposits), and approximately $67.0 million in time deposits of $100,000 or more (16.54% of total deposits).

     LOANS.    Each Community Banking Subsidiary makes both secured
and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. In addition, the Company operates a loan production office in Gainesville, Georgia through Community-Habersham. The Gainesville loan production office (the "LPO") funds and sells on the open market loans guaranteed by the Small Business Administration (the "SBA"). Secured loans include first and second real estate mortgage loans. Each Community Banking Subsidiary also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1998, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 14.68%, 33.07% and 51.28%, respectively, of the Company's total loan portfolio. The real estate loans made by each Community Banking Subsidiary include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

     Commercial lending is directed principally toward businesses within the defined market area of the Community Banking Subsidiaries or which are existing or potential deposit customers of the Community Banking Subsidiaries. The LPO, however, makes a large portion of loans to individuals and businesses that are not located in its market area.
A portion of loans categorized as commercial loans are not secured by real estate. Collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment. Commercial lending decisions are based upon a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's cash flow, sales trends and inventory levels, as well as relevant economic conditions. This category includes loans made to individuals, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

     Loans secured by real estate which are made to businesses are categorized as real estate loans. Often, real estate collateral is deemed to be superior to other collateral available to small- to medium-sized businesses. The underwriting standards of and risks to the Community Banking Subsidiaries are as described below with respect to real estate loans.

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

     LOAN REVIEW AND NON-PERFORMING ASSETS.    Each Community Banking
Subsidiary reviews its loan portfolio to determine deficiencies and corrective action to be taken, and the Company reviews the loan portfolio of each Community Banking Subsidiary. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $75,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Community Banking Subsidiary's Board of Directors. Each Board of Directors review all loans over $100,000, whether current or past due, at least once annually. In addition, each Community Banking Subsidiary maintains internal classifications of problem and potential problem loans.

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

Business Description of Non-Banking Subsidiaries
------------------------------------------------

     FINANCIAL SUPERMARKETS. Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community-Habersham and has three divisions. Financial Supermarkets' primary division, The Supermarket Bank, provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. These services are marketed to international, interstate, regional and community financial institutions. Financial Supermarkets enters into agreements with major supermarket chains for the right to establish bank branches in particular sites. Financial Supermarkets then licenses such rights, along with the right to operate the "Supermarket Bank", to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

     Since 1984, Financial Supermarkets has assisted clients with the development of Supermarket Bank facilities in grocery stores throughout the United States. Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta and Memphis-based National Commerce Bank Services, Inc. a wholly owned subsidiary of National Commerce Bancorporation.

     Over its 14-year history, Financial Supermarkets has expanded the scope of its business beyond the supermarket bank industry. In 1988, it formed a consulting division for the financial services industry. The division is based in Atlanta and works with financial institutions across the United States with regard to state and federal regulatory compliance issues and other day-to-day operational matters.

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

     FINANCIAL PROPERTIES. Community-Habersham acquired an additional subsidiary in March 1998 which changed its name to Financial
Properties, Inc.   ("Financial Properties").   Financial Properties
engages in real estate brokerage and related activities.

Competition
-----------

     The banking business is highly competitive. Community-Habersham competes with three other institutions in Habersham County, Georgia, three institutions in White County, Georgia, and nine institutions in Hall County, Georgia; Community -Jackson competes with five other depository institutions in Jackson County, Georgia; Community-Alabama competes with one other depository institution in Bullock County, Alabama, and eleven other depository institutions in Montgomery, Alabama, and Community-Troup competes with eight other depository institutions in Troup County, Georgia. Each Community Banking Subsidiary also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which each Community Banking Subsidiary operates.


Employees
---------

     At December 31, 1998, the Company had 260 full-time employees and 44 part-time employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and management of the Company believes that its employee relations are good.

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

     The Company is an "affiliate" of the Community Banking Subsidiaries under the Federal Reserve Act, which imposes certain restrictions on (i ) loans by the Community Banking Subsidiaries to the Company, (ii) investments in the stock or securities of the Company by the Community Banking Subsidiaries, (iii) the Community Banking Subsidiaries taking the stock or securities of an "affiliate" as collateral for loans by the Community Banking Subsidiaries to a borrower and (iv) the purchase of assets from the Company by the Community Banking Subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     (a) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

     (c) The ratio of equity capital to adjusted assets is not less than 6%.

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

     The payment of dividends by the Company and the Community Banking Subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Community Banking Subsidiaries, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Community Banking Subsidiary's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Community Banking Subsidiaries. At December 31, 1998, retained earnings available from the Community Banking Subsidiaries to pay dividends totaled approximately $4.5 million. For 1998, the Company's cash dividend payout ratio to shareholders was 4.69%.


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


     CAPITAL ADEQUACY.   The Federal Reserve and the FDIC have
implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%);
(2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-risk-weighted assets of our percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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
total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized"
institution has a leverage ratio of 2% or less.   Institutions in any
of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Community Banking Subsidiaries were "well capitalized" institutions at December 31, 1998.

     Set forth below are pertinent capital ratios for the Company and the Community Banking Subsidiaries as of December 31, 1998.


Minimum Capital           Community-     Community-    Community-    Community-    The
Requirement               Habersham       Jackson       Alabama        Troup      Company
--------------            ----------     ----------    -----------   ----------   -------
Tier One Capital          11.76%        8.89%         10.44%        13.05%        10.87%
   to Risk-based
   Assets: 4.00%<F1>

Total Capital to          13.01%        10.14%        11.70%        14.30%        12.12%
   Risk-based
   Assets 8.00%<F2>

Leverage Ratio            8.58%         6.71%         7.19%         9.31%         8.42%
 (Tier One Capital
  to Average Assets)
  4.00%<F3>

<F1>   Minimum required ratio for "well capitalized" banks is 6%
<F2>   Minimum required ratio for "well capitalized" banks is 10%
<F3>   Minimum required ratio for "well capitalized" banks is 5%

         RECENT LEGISLATIVE AND REGULATORY ACTION.   On April 19, 1995,
the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act
(the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test which compares the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. These regulations had no appreciable impact on the Company and the Community Banking Subsidiaries.

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

     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which the bank is already located. After July 1, 1998, all restrictions on state-wide branching were removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

FDIC INSURANCE ASSESSMENTS FOR THE COMMUNITY BANKING SUBSIDIARIES.

     The Company is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF") which provides deposit insurance coverage of up to $100,000 per bank customer (as defined by the FDIC). There have been no BIF deposit insurance assessments for the highest-rated depository institutions - which include all of the Community Banking Subsidiaries - since 1995 when the BIF reached the target funding level mandated by Congress. All depositary institutions covered by the BIF are, however, required to pay a special assessment to cover interest on the FICO bonds that were issued to fund the Savings and Loan industry bailout. The Community Banking Subsidiaries paid total FICO bond assessments of $43,341 in 1998, and expects to pay total FICO bond assessments of approximately $11,607 in the first quarter of 1999.

ITEM 2.      PROPERTIES.

     Community-Habersham's main office is located at 448 North Main Street, Cornelia, Georgia. Community-Jackson's main office is located at 117 North Elm Street, Commerce, Georgia. Community-Alabama's main office is located at 202 N. Powell Street, Union Springs, Alabama. Community-Troup's main office is located at 201 Broad Street, LaGrange, Georgia. Community-Habersham has eleven branch offices (two owned and nine leased, seven of which are operated in supermarkets) located in Cornelia, Clarkesville, Cleveland, Demorest, and Gainesville, Georgia. In addition, the Bank leases the property occupied by the Loan Production Office in Gainesville. Community-Jackson has five branch offices (one owned and four leased, three of which are operated in supermarkets) located in Commerce and Jefferson, Georgia. Community-Alabama has one branch (leased and operated in a supermarket) in Montgomery, Alabama. Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases a division office in Atlanta, Georgia. Management of the Company believes that all of its properties are adequately covered by insurance.


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

                                 PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     There is no established public trading market for the Common Stock. As of January 1, 1999, there were 475 holders of record of the Common Stock. Management is aware of 30 and 9 trades of Company stock during 1998 and 1997, respectively. During 1998, trades ranging from 25 shares to 9,000 shares at prices ranging from $25.00 to $33.00 per share. During 1997 trades ranges from 100 shares to 2,850 shares at prices ranging from $20.00 to $26.50 per share.

     In 1998, the Company declared cash dividends of $.15 per share. The Company declared cash dividends of $.14 in 1997. The Company intends to continue to pay cash dividends. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Community Banking Subsidiaries. The ability of the Community Banking Subsidiaries to pay dividends to the Company is restricted by applicable regulatory requirements. See "ITEM 1 -- BUSINESS -- Supervision and Regulation."

ITEM 6.          SELECTED FINANCIAL DATA

<CAPTION
                                                                     Year Ended December 31,
                                                    1998        1997       1996        1995        1994
                                                  ---------------------------------------------------------
                                                     Dollars in Thousands, Except Per Share Amounts

SELECTED INCOME STATEMENT DATA:

     Total interest income                        $ 34,613    $ 28,703   $ 24,465    $ 21,871    $ 17,911

     Total interest expense                         15,951      13,191     11,236       9,875       7,553

     Net Interest income                            18,663      15,512     13,229      11,996      10,358

     Provision for loan losses                       1,165         936        757         849         750

     Non bank subsidiary income                      9,043       8,820      5,559       3,780       3,007

     Other operating income                          4,338       3,599      2,833       2,433       2,325

     Other operating expenses                       20,402      18,724     14,950      12,970      11,606

     Net income                                      7,032       5,647      4,044       3,125       2,419

     Diluted earnings per share of common stock       3.20        2.60       1.93        1.54        1.21

     Cash dividends per share                         0.15        0.14       0.14        0.13        0.12


SELECTED BALANCE SHEET DATA:

     Total assets                                $ 460,593   $ 377,080  $ 315,579   $ 270,007   $ 250,468

     Total deposits                                405,283     335,545    278,709     242,442     224,761

     Other borrowings                                5,808         462        616         787       2,233

     Redeemable common stock held
       by ESOP                                      14,254      10,622      6,177         -           -

     Shareholders' equity                           26,291      23,119     21,083      22,469      19,004

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following is a discussion and analysis of the Company's financial condition at December 31, 1998 and the results of operations for the three year period ended December 31, 1998. The purpose of the discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

     BALANCE SHEET REVIEW. The Company experienced significant growth during 1998. For the year ended December 31, 1998, consolidated assets grew $83.5 million, or 22.15%, up from 1997 growth of $61.5 million or 19.49%. During 1998, the Company's average assets were $416.6 million, compared with $342.1 million during 1997. This represents an 22.35% increase in average assets during 1998 compared with a 18.24% increase during 1997.

     Total earning assets, which include investment securities, loans, Federal Funds sold, and interest-bearing deposits in banks increased $76.9 million or 23.04% during 1998. During 1997, earning assets increased $53.5 million, or 19.09%. Average earning assets for 1998 were $371.3 million , an increase of 19.95% over average earning assets in 1997 which were $309.5 million or an increase of 17.58% over 1996.

     Total investments decreased by $8.6 million or 10.44% over 1997. Average investments were $75.3 million for 1998, a 1.22% decrease compared to average investments for 1997. This decrease occurred mainly in the available for sale portfolio and it was offset by increased loan demand.

     Total loans grew by $70.8 million during 1998 for an increase of 29.17% over 1997. During 1998 average loans were $285.8 million or an increase of 28.07% over 1997 compared to an increase during 1997 of 16.73% to 223.2 million. The increase in loans is primarily the result of loan growth in the new markets which the bank entered in Hall and White Counties, along with the continued growth of the LPO.

      Federal Funds sold increased by $16.9 million or 284.06% from year end 1997 to 1998. Average Federal Funds for 1998 were $9.5 million or an 2.20% decrease. During 1997, average Federal Funds sold had shown a decrease of $2.2 million or 18.21% compared to 1996.

     The growth in assets for the year ended December 31, 1998 was funded mainly by growth in deposits and advances from the Federal Home Loan Bank. Consolidated deposits grew $69.7 million or 20.78% as compared to $56.8 million or 20.4% in 1997. This growth includes the purchase and assumption of a branch of SunTrust Bank in Cleveland, Georgia, which added approximately $5.8 million in deposits to the Company's consolidated deposits. Deposit growth was evenly spread over every deposit product offered by the Company as stable interest rates did little to influence deposit movement during 1998. The Company advanced $5 million in other borrowings from the Federal
Home Loan Bank.

     At December 31, 1998, the Company reported net unrealized gains of approximately $378,000 in the securities available for sale portfolio as compared to net unrealized gains of approximately
$217,000 at December 31, 1997. Net unrealized gains represent the difference in the amortized cost compared to the fair value at those dates and are included in shareholders' equity, net of the tax effect.
The Company sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run. In 1998 the Company sold $14.2 million of securities classified as available for sale, realizing net gains of $78,653 on a consolidated basis. The held to maturity securities portfolio included net unrealized gains of approximately $1,259,000 at December 31, 1998. Table 4 of the Selected Statistical Data summarizes the combined investment portfolios by types of securities. U.S. Treasury and other U.S. Government agencies and corporations represent 35.4% of the total portfolio, which typically provide reasonable returns with limited risk. The remaining portfolio is comprised of municipal securities, mortgage-backed securities, and other investments which provide, in general, higher returns on a tax equivalent basis, with greater risk
elements.   Management regularly monitors the investment portfolios
and utilizes forecasting models to project the Company's net interest margin in various rising, flat, and falling interest-rate scenarios.
In a changing interest rate environment, management would act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates.
The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Inflation does not have a material impact on the Company due to the short-term maturities and the repricing of its earning assets.

     LIQUIDITY AND CAPITAL RESOURCES. The liquidity and capital resources of the Company and the Community Banking Subsidiaries are monitored by management and on a periodic basis by state and federal regulatory authorities. The individual Community Banking Subsidiaries' liquidity ratios at December 31, 1998 were considered satisfactory under their own guidelines as well as regulatory guidelines. At that date, the Community Banking Subsidiaries' short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

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

     For the year ended December 31, 1998, $33.4 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $13.4 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $14.8 million of interest paid on deposits and borrowings, $10.7 million paid for salaries and other personnel benefits and $11.3 million paid for occupancy and equipment expenses, income taxes and other operating expenses. Cash flows of $41.2 million were provided by the proceeds of sales and maturities of investment securities. Cash flows provided by financing activities consisted primarily of $69.7 million in net increases in deposits and an increase in other borrowings of $5.5 million. The increases in deposits and other borrowings was primarily used to fund the $71.6 million in net increase in loans. The net increase in cash and due from banks for the year ended December 31, 1998 was $2.8 million.

     For the year ended December 31, 1997, $28.7 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $12.4 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $12.9 million of interest paid on deposits and borrowings, $10.5 million paid for salaries and other personnel benefits and $11.8 million paid for occupancy and equipment expenses, income taxes and other operating expenses. Cash flows of $21.1 million were provided by the proceeds of sales and maturities of investment securities. Cash flows provided by financing activities consisted $56.8 million in net increases in deposits and were primarily used to fund the $40.2 million net increase in loans. The net increase in cash and due from banks for the year ended December 31, 1997 was $4.5 million.

     At December 31, 1998, the Company's and Community Banking Subsidiaries' capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies. During 1998, the Company increased capital by retaining net earnings of $6.7 million compared to an increase in 1997 of $5.3 million in retained net earnings and $.9 million from issuance of common stock. Management believes that the liquidity and capital ratios of the Company and the Community Banking Subsidiaries are adequate.

     The Company is capable of meeting its debt service requirements related to existing long-term and other borrowings through dividends available from its subsidiaries and current operations. At December 31, 1998 , approximately $4.5 million was available to be paid as dividends to the Company from the Community Banking Subsidiaries. Although the Company considers that it has adequate capital to meet it short-term needs, the Company, at times, may seek additional capital to support its long-term business goals, including expansion of its fixed asset base, and for general corporate purposes.

     For a tabular presentation of the Community Banking Subsidiaries' capital ratios at December 31, 1997 see "SUPERVISION AND REGULATION".

     Except for Year 2000 concerns, the Company is not aware of any other trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. The Company is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     NET INTEREST INCOME. The Company's results of operations are influenced by management's ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The Company's net interest income increased by $3.2 million for the year ended December 31, 1998 as compared to an increase of $2.3 million for the same period in 1997. The increase in net interest income is attributable to increases in earning assets, particularly loans. The yield on interest-earning assets increased 5 basis points in 1998 from 1997. This increase combined with the increase in average interest earning assets of $61.8 million, net of the increase in average interest-bearing liabilities of $58.1 million, accounts for the 20.31% increase in net interest income. Net interest income increased for all Community Banking Subsidiaries as shown below, prior to elimination entries:

                                                          Net interest income            Increase/
                                                           1998          1997           (Decrease)
                                                           ----          ----           ----------
                  Community - Habersham                 $ 11,079       $ 9,546             1,533
                  Community - Jackson                      4,288         3,290               998
                  Community - Alabama                      1,775         1,332               443
                  Community - Troup                        1,544         1,379               165
                                                        --------       -------             -----
                                                          18,686        15,547             3,139

     The 10 basis point increase in the net interest spread in Table 2 is due primarily to the increase in loans during 1998. In addition, the rates on deposits have decreased slightly due to decreases in the prime rate during 1998. The Company will continue to actively monitor and maintain the net interest spread to counteract the current market trends. Net interest income for 1997 increased $2.3 million over 1996 despite the 4 basis point decrease in net interest spread. The increase is mainly attributable to growth in earning assets outpacing the growth in interest bearing liabilities as shown in Table 1.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 1998 increased by $228,734 from $936,216 at December 31, 1997. This compares to an increase of $178,954 in 1997 from the December 31, 1996 level of $757,262. The increase during both 1998 and 1997 is associated with loan growth, as management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. The guaranteed portion of loans generated by the LPO are subsequently sold. Because most loans generated by the LPO are out-of market, the loans generated by the LPO require additional allowances due to the greater risk of loss in the event of a default. These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Community Banking Subsidiaries.

     As shown in Table 8 of the Selected Statistical Data, nonperforming loans, which includes nonaccrual and restructured loans, increased $273,000 from December 31, 1997 compared to a $321,000 decrease over 1996. Management has reviewed these loans and determined that the likelihood of any loss in principal is minimal because the loans are adequately collateralized. The ratio of the allowance for loan losses to nonperforming loans increased from 288%
at December 31, 1997 to 387% at December 31, 1998.   At December 31,
1998, impaired loans included all restructured loans, as well as all nonaccrual loans. However, the Company determined that no reserves were required because of the Company's collateral positions.

     The allowances for loan losses as a percentage of total loans outstanding at December 31, 1998 and 1997 was 1.55% and 1.64%, respectively. Net charge-offs in 1998 were $325,940, a decrease of $178,063 from $504,003 in 1997, and the net charge-off ratio decreased from .23% in 1997 to .11% in 1998. Based on management's evaluation of the loan portfolio, including a review of past loan losses, current conditions which may affect borrowers' ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

     The Company continues to have a concentration in real estate loans, representing 33.1% and 37.4%, respectively, of total loans at December 31, 1998 and 1997. Management has implemented policies to limit extensions of credit to one borrower and its affiliates. By utilizing these policies, along with proper underwriting standards, a fully implemented loan review system and geographic diversification, management attempts to minimize the risk associated with the concentrations of credit.

     OTHER INCOME. Other operating income consists of income from operations (as shown in the following table prior to elimination entries) of the Community Banking Subsidiaries and Financial
Supermarkets (not including Holding Company other income). Traditional non-interest income of the Community Banking Subsidiaries accounts for only 32.4%, or $4.3 million of total other income for 1998, 29.0% in 1997, and 33.8% in 1996.

                                              Other operating income
                                              ----------------------   Increase
                                               1998           1997    (Decrease)
                                               ----           ----    ----------
                                                  (Dollars in Thousands)
Community Banking Subsidiaries
     Community - Habersham                  $ 2,578        $ 1,918        $ 660
     Community - Jackson                      1,142          1,160         (18)
     Community - Alabama                        307            249           58
     Community - Troup                          256            189           67
                                            -----------------------------------
                                            $ 4,283        $ 3,516        $ 767
                                            ===================================

     Financial Supermarkets(R)              $ 9,068        $ 8,820        $ 248
                                            ===================================


     The majority of the increase in other operating income of the Community Banking Subsidiaries is the continued growth in deposits. Service charges on deposit accounts increased by $ 510,919 and $473,204, respectively, for the years ended December 31, 1998 and 1997. These increases normally have a direct relationship with the change in demand deposit and savings accounts. Average Noninterest-bearing demand deposit and savings accounts increased $14.8 million in
1998 compared to $10.7 million increase in 1997 over 1996.   Included
in other operating income of the Community Banking Subsidiaries are gains on sale of loans recognized by Community-Habersham and Jackson of $301,196 and $258,879, respectively. This represents a slight decrease from 1997 of $53,985.

     The allocation of services as a percentage of total income for Financial Supermarkets is shown below:

                          FINANCIAL SUPERMARKETS(R)

          Consulting Services provided for Supermarket
          bank installation and opening                     68%
          Supermarket consulting and ancillary services     28
          Other Miscellaneous Consulting Services            4
                                                           ---
                                                           100%

     The primary business of Financial Supermarket(R) "FSI" is services offered in connection with the establishment and operation of Supermarket Bank(R) service centers. In 1998, Financial Supermarkets(R) had net consulting revenue of $6.4 million compared to $6.6 million in 1997, a decrease of $.2 million or 3%. The increase in net consulting revenues in 1997 over 1996 was $2.4 million, or 56%.

     In 1997, FSI entered into a contract with NationsBanc Services, Inc. ("NationsBanc") to provide consulting services with respect to construction and installation of Supermarket Bank units in the State of Florida. This contract significantly increased net income as well as other expenses in 1997. During 1997 FSI provided agency and consulting services with respect to a total of 46 banking center units, of which 15 were part of the NationsBanc contract. Income related to the NationsBanc contract began to be recognized in the fourth quarter of 1996 with the commencement of the first phase of the project to open 40 banking units. In 1997, NationsBanc restructured the contract to provide that FSI would not be providing services with respect to the opening of any additional banking center units after the first 40 units. The contract provides, however, that FSI will receive monthly ongoing consulting fees in connection with any supermarket bank units opened by NationsBanc in Winn-Dixie Stores located in the state of Florida. These consulting fees will continue for 15 years after the date the supermarket branch is opened, decreasing gradually after each five year period. Currently the FSI is collecting consulting fees on 79 supermarket branches in operation under this agreement.

     Although the Company has had fewer installations of supermarket bank units during 1998 as compared to 1997, the income increased due to compensation received as a result of the termination of the Company's Master Consulting Agreement with NationsBanc on August 14,
1998. Under the terms of the Agreement, Nationsbanc's on going obligation under the Master Consulting Agreement are limited to paying monthly consulting fees with respect to the seventy-nine supermarket locations it will continue to operate in Winn-Dixie stores.

     While the NationsBanc contract accounted for a significant extraordinary increase in consulting revenue in 1998 and 1997, FSI continues to increase its number of units completed for each of the last three years and this trend is expected to continue.

     NON-INTEREST EXPENSE. Other expenses increased for the year ended December 31, 1998 by $1.7 million compared to the $3.8 million increase in 1997. This represented a 8.97% increase in expenses for 1998 and 25.24% increase in 1997. Salaries and benefits increased $202,492 or 1.93% in 1998 over 1997. This compares to an increase of $2,208,689 or 26.72 % in 1997 over 1996. Although salaries and benefits continue to increase as a result of the growth in the banking subsidiaries, incentive pay in FSI decreased in 1998 as compared to 1997 resulting in a smaller increase in the overall salaries and benefits. For the years ended 1998, 1997, and 1996 the Company had total employees (F.T.E.) of 282, 249, and 216, respectively. Data processing expenses included the costs associated with the decision to change from a client based software provider to a more traditional software system. The Company is attempting to recover some of the costs associated with the setup of the client based system. However, no assurance can be given that the Company's efforts will be successful. Other expenses increased by .3 million in 1998 and 1.2 million in 1997 primarily due to growth of the banking subsidiaries, increased costs associated with data processing upgrades and increased activity of FSI.

     Equipment and occupancy expenses increased by $583,289 or 22.76% in 1998 over 1997 and $381,906 or 17.51% in 1997 over 1996. The increase is due to the additional number of facilities operated by the Community banking subsidiaries as well as additions of data processing equipment during 1998. The Company operated 26, 23 and 18 locations at the year ends 1998, 1997, and 1996, respectively. As 1998 closed, preparations were being made to open an additional facility in the first quarter of 1999. Management expects this location to add to the continued growth and profitability of the Company.

                                                       Other Expenses
                                                    -------------------      Increase/
                                                       1998       1997      (Decrease)
                                                    ---------  --------     ----------
                                                         (Dollars in Thousands)
The Company
                 Salaries and benefits              $ 10,677   $ 10,474      $   203
                 Equipment expenses                    1,841      1,488          353
                 Occupancy expenses                    1,306      1,076          230
                 Data processing expenses                949        386          563
                 Travel expenses                         469        583        (114)
                 Office supply expenses                  460        437           23
                 Other operating expenses              4,700      4,280          420
                                                    --------------------------------
                                                    $ 20,402   $ 18,724      $ 1,678
                                                    ================================


     INCOME TAXES. The Company incurred income tax expenses of $3.4 million in 1998 which represented an effective tax rate of 33%, compared to tax expense of $2.6 million in 1997, or an effective tax rate of 32%. Income tax expense increased $ .8 million from 1996 to $2.6 million in 1997. The effective tax rate at December 31, 1996 was 32%. The increase in the effective tax rate is related to the increased income of Financial Supermarkets, which does not have tax-free income as do the Community Banking Subsidiaries.

     NET INCOME. The Company's net income for 1998 was $7.0 million, as compared to $5.6 million in 1997, an increase of 25%. The increase in net income between 1998 and 1997 is primarily attributable to the additional interest and fees on loans related to growth and the performance of Financial Supermarkets. Net income for 1997 increased to $5.6 million or 40% over 1996's net income of $ 4.0 million. Although the Company has experienced significant increases in income over the past several years, management does not anticipate this same percentage increase to continue in the coming year.

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

     The Company's asset/liability mix is monitored regularly with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors of each Community Banking Subsidiary on at least a quarterly basis. Management's objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact on earnings of substantial fluctuations in interest rates. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within the relevant period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may significantly effect net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Also, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the interest rage gap. The ability of many borrowers to service their debts may decrease in the event of an interest rate increase. Changes in interest rates also effect the Company's liquidity position, if deposits are not priced in response to market rates, a loss of deposits could occur which would negatively effect the Company's liquidity position. The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates. This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors. (See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK")

     At December 31, 1998, the Company's cumulative one year interest rate sensitivity gap ratio was 95%. The Company was cumulatively within its targeted range of 80% to 120% for all time horizons.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

Community Bankshares, Inc.
Consolidated Gap Report


                                                     After      After
                                                     Three       One
                                                     Months    Year but
                                        Within        But       Within      After
                                         Three       Within      Five        Five
                                         Months     One Year     Years      Years         Total
                                       --------     --------   --------    ------         -----
                                                       (Dollars in thousands)
Earning assets:
     Interest-bearing deposits             428        -           -          -              428
     Federal funds sold                 22,890        -           -          -           22,890
     Investment securities               3,016       4,031      27,859     38,534        73,440
     Loans                             115,763      69,658      93,823     34,893       314,137
                                       ------------------------------------------       -------
                                       142,097      73,689     121,682     73,427       410,895
                                       ------------------------------------------       -------
Interest-bearing liabilities:
     Interest-bearing demand            94,458        -           -          -           94,458
     Savings                            19,731        -           -          -           19,731
     Time deposits, $100,000
          and over                      23,312      32,595       8,519      2,577        67,003
     Time deposits, less than
          $100,000                      17,428      38,288     103,107       -          158,823
     Other borrowings                      808           0       5,000       -            5,808
                                      -------------------------------------------       -------
                                       155,737      70,883     116,626      2,577       345,823
                                      -------------------------------------------       -------
Interest rate sensitivity
     Gap                              (13,640)       2,806       5,056     70,850        65,072
                                      -------------------------------------------       -------
Cumulative interest rate
     Sensitivity gap                  (13,640)    (10,834)     (5,778)     65,072
                                      -------------------------------------------       -------
Interest rate sensitivity
     Gap                                  0.91        1.04        1.04      28.549
                                      -------------------------------------------       -------
Cumulative interest rate
     Sensitivity gap                      0.91        0.95        0.98       1.19
                                      -------------------------------------------

YEAR 2000 COMPLIANCE

     The following are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's year 2000 compliance efforts and the impact of year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

     The Company utilizes and depends upon data processing systems and software to conduct its business. The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes
beginning January 1, 2000.   For example, such programs may
misinterpret "00" as the year 1900, rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00".

The Company's State of Readiness

     The Company views year 2000 readiness as not only an information or technology problem, but as a corporate-wide challenge and has placed the issue at the forefront of all strategic planning. The Company's readiness plan has been designed to cover all aspects of its operations, which include the current operations, the conversion period and contingency planning in the event of the failure of a mission critical system. Based on the complex nature of the Company's operations, corporate wide objectives have been to: 1) minimize disruptions of service to the institution and its customers, 2) ensure timely resumption of operations, and 3) limit losses to earnings and capital.

     The Company began evaluating its information technology ("IT") systems and non-IT systems, which include microcontrollers and other embedded computers, to ascertain the impact of year 2000 issues in June of 1997. In l997, a Year 2000 Task Force Committee was organized and the Chief Financial Officer of the Company was appointed to direct the Company's year 2000 remediation efforts. The Committee believes that it has identified and remediated all major internal business and operational functions that will be impacted by the date changes.

     Remediation of the Company's IT and Non-IT Systems.  The
     --------------------------------------------------
Company's remediation program was implemented during the first quarter of 1998. In general, the Company believes that because the majority of IT equipment and software is relatively new, and has been certified by the developers as being year 2000 compliant, such equipment and software will only require minor modification to become year 2000 compliant.

     During the fourth quarter of 1998, management of the Company determined that it would be necessary to proceed with its traditional software provider, as opposed to the client based software as originally planned. As planned, modifications to the Company's IT equipment and software were complete on March 8, 1999. With respect to the Company's non-IT systems, no remediations were required.

     Record retention policies have been amended to include all year 2000 due diligence documents and any new acquisition, upgrades to existing systems, or written agreements are reviewed prior to execution for year 2000 warrants or guarantees of readiness.

     Year 2000 Testing.  The Company considers the testing phase of
     -----------------
its year 2000 program to be a significant phase of its year 2000 program. In May of l998, a Year 2000 Readiness-Key Milestones Testing Plan was adopted that defined the Company's year 2000 testing strategy

(the "Plan"). The Plan will continue to be modified to address any change in the remediation plans as necessary. The Company anticipates that the results of testing will be reviewed by employees independent of in-house testing. In addition, test results will be presented to the Board of Directors of each Community Banking Subsidiary for evaluation. The Company estimates that its year 2000 testing will be complete by May 30, 1999.

     Assessment of Third Party Readiness.  To the extent possible, the
     -----------------------------------
Company has also evaluated the systems of its major business partners, borrowers and suppliers of products and services. The Company has sent out a letter and questionnaire to its major borrowers and suppliers of products and services. The Company has received a majority of responses from these parties and notes no significant year 2000 issues.

Costs to Address Year 2000 Issues

     The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter.  The Company estimates that costs of assessing, testing, and remediation issues associated with the year
2000 will total approximately $1,200,000. Total costs incurred to date with respect to year 2000 remediations are $900,000. The Company anticipates that it will incur additional costs relating to the remaining modifications of
$300,000.   A majority of these costs have been capitalized, with
62% incurred in connection with the purchase of new software and 38% required as a result of the replacement of hardware. It is anticipated that expenses relating to the independent audit of the test results will be deducted from income.

     The Company has not used any independent verification and validation processes to assure the reliability of year 2000 cost estimates. None of the Company's IT projects have been deferred due to year 2000 efforts.

Risks of the Year 2000

     The Company believes that all significant remediations with respect to the Company's systems are complete. However, no assurance can be given that the Company will not be exposed to potential losses resulting from system problems associated with the change in date. There can also be no assurance that the Company's systems that have been designed to be year 2000 compliant contain all of the necessary date code changes and that systems have been correctly modified, or will be correctly modified in contemplation of the year 2000.

     In addition to year 2000 compliance in the Company's internal systems, the impact of year 2000 non-compliance by outside parties with whom the Company may transact business cannot be accurately gauged. The year 2000 issue may have a material impact on the financial condition of the Company if borrowers of the Company become insolvent and are, therefore, unable to repay loans as they become due as a result of the borrowers' year 2000 non-compliance.

     Certain risk controls to manage the year 2000 related risks posed by customers have been implemented and the broad categories of customers have been identified. They are: 1) Funds Takers, 2) Funds Providers and 3) Capital Market/Asset Management Counterparties.
Based on the analysis of the previously described groups, the Company is able to look at different assumptions of risk, liquidity and contingency. A high level program of awareness continues in this area with sub-committees of the Board of Directors of each Community Banking Subsidiary carefully monitoring year 2000 remediation efforts to minimize financial risk. Lending officers have been asked to identify any economic factors in the bank's trade or assessment areas that would have an impact on customers as a result of a potential year 2000 problem.

     In addition, the Company is reliant upon the Federal Reserve Company of Atlanta (the "Atlanta Reserve Bank") for electronic funds transfers. If the Atlanta Reserve Bank does not successfully complete all modifications required by the date change, and is forced to interrupt automated services to the Company, the Company could experience difficulties with respect to making electronic funds transfers. The Company believes that the Atlanta Reserve Bank is aggressively pursuing a year 2000 compliance strategy, and that the risk associated with year 2000 non-compliance by the Atlanta Reserve Bank is insignificant. With the exception of the Atlanta Reserve Bank, the Company is not aware of any other third party relationships whose year 2000 non-compliance could result in a material adverse effect on the Company's results of operations, liquidity and financial condition due to the date change.

     Another area of review for year 2000 potential liability has been that of fiduciary services. Client assessment management through the bank's trust department has been identified and will continued to be monitored.


Contingency Plans

     In order to fully recognize the risks presented to the Company, "worse case scenarios" have been reasonably identified along with estimated costs for recovery, personnel and other budget items. The Company is in the process of finalizing its contingency planning with respect to the year 2000 date change and believes that should its own systems fail, it could convert to a manual entry system for a period of approximately one month without significant losses. The Company is in the process of contracting with a business recovery service for a "hot site" location for disaster recovery or processing due to a failure event.

     In addition, the Company's preliminary contingency plan also takes into account the risk that the Atlanta Reserve Bank will not make the necessary modifications that will enable it to handle electronic funds transfers and check clearing operations. Management of the Company believes that so long as the Company is able to obtain the necessary information from the Atlanta Reserve Bank in some manner, such as by telephone or facsimile transmissions, and manually post transactions, the resulting impact on the Company's financial condition will not be material.

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

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20. See "ASSET/LIABILITY MANAGEMENT".

     GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change.

     The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The February model reflects an increase of 2% in net interest income and a 6% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 7% increase in market value equity for a 200 basis point decrease in rates. The Company's policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

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
INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1   Average Balances

The condensed average balance sheets for the periods indicated are presented below. <F1>

                                                                         1998            1997           1996
                                                                    -----------------------------------------
                             ASSETS

Cash and due from banks                                              $  25,330       $ 16,260        $ 13,539
Interest-bearing deposits in banks                                         747            488             364
Taxable securities                                                      42,262         50,957          43,337
Nontaxable securities                                                   32,991         25,223          16,520
Unrealized gains (losses) on securities
     available for sale                                                    200            (93)           (130)
Federal Funds Sold                                                       9,495          9,704          11,864
Loans <F2>                                                             285,809        223,170         191,180
Allowance for loan losses                                               (4,382)        (3,873)         (3,368)
Other assets                                                            26,098         20,243          16,013
                                                                     ----------------------------------------

                                                                     $ 418,550      $ 342,079       $ 289,319
                                                                     ========================================

Total interest-earning assets                                        $ 371,304      $ 309,542       $ 263,265
                                                                     ========================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                      $  52,966       $ 41,472        $ 33,052
     Interest-bearing demand                                            83,422         61,638          57,240
     Savings                                                            18,672         15,387          13,145
     Time                                                              217,831        185,936         153,814
                                                                     ----------------------------------------

          Total deposits                                               372,891        304,433         257,251
Other borrowings                                                         1,699            545             885
Other liabilities                                                        6,633          6,894           6,489
                                                                     ----------------------------------------

          Total liabilities                                            381,223        311,872         264,625
                                                                     ----------------------------------------

Shareholders' equity  <F3>                                              37,327         30,207          24,694
                                                                     ----------------------------------------

                                                                     $ 418,550      $ 342,079       $ 289,319
                                                                     ========================================

Total interest-bearing liabilities                                   $ 321,624      $ 263,506       $ 225,084
                                                                     ========================================

<F1>  Average balances were determined using average daily balances
<F2>  Average balances of loans include nonaccrual loans and are net of deferred interest and fees
<F3>  Average unrealized gains (losses) on securities available for sale, net of tax, are included in shareholders' equity
/TABLE

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

                                                         Year Ended December 31,
                                         -----------------------------------------------------------
                                                1998                1997                1996
                                         -----------------   -----------------    -----------------
                                          Average             Average             Average
                                         Interest    Rate    Interest    Rate     Interest    Rate
                                         --------    ----    --------    ----     --------    ----
INTEREST INCOME:
     Interest and fees on loans           29,767    10.41%    23,562    10.56%    20,440     10.69%
     Interest on taxable securities        2,565     6.07%     3,108     6.10%     2,483      5.73%
     Interest on nontaxable <F1>           1,710     5.18%     1,327     5.26%       908      5.50%
     Interest on Federal Funds sold          535     5.63%       673     6.94%       625      5.27%
     Interest on deposits in banks            36     4.82%        33     6.76%         9      2.47%
                                          ------              ------              ------
          Total interest income           34,613     9.32%    28,703     9.27%    24,465      9.29%
                                          ------              ------              ------
INTEREST EXPENSE:
     Interest expense on interest-
          Demand deposits                  2,511     3.01%     2,009     3.26%     1,797      3.14%
     Interest on savings deposits            516     2.76%       436     2.83%       372      2.83%
     Interest on time deposits            12,812     5.88%    10,704     5.76%     9,002      5.85%
     Interest on other borrowings            111     6.53%        42     7.71%        65      7.34%
                                          ------              ------              ------
          Total interest expense          15,950     4.96%    13,191     5.01%    11,236      4.99%
                                          ------              ------              ------
NET INTEREST INCOME                       18,663              15,512              13,229
                                          ======              ======              =======

     Net interest spread                             4.36%               4.26%                4.30%
     Net yield on average
          Interest-earning assets                    5.03%               5.01%                5.02%

<F1>  Yields on nontaxable securities are not presented on a tax equivalent basis



TABLE 3   RATE AND VOLUME ANALYSIS

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                             Year Ended December 31,
                                                                                   1998 vs. 1997
                                                                                 Changes Due to:
                                                                                                         Increase
                                                                       Rate          Volume             (decrease)
                                                                    ----------------------------------------------
                                                                            (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                      $ (323)         $ 6,528             $ 6,205
     Interest on taxable securities                                     (15)            (528)               (543)
     Interest on nontaxable securities                                  (20)             403                 383
     Interest on Federal Funds sold                                    (124)             (14)               (138)
     Interest on deposits in banks                                      (11)              14                   3
                                                                     -------------------------------------------
          Total interest income                                        (493)           6,403               5,910
                                                                     -------------------------------------------
     Expense from interest-bearing liabilities:
     Interest expense on interest-bearing deposits                     (163)             665                 502
     Interest on savings deposits                                       (11)              91                  80
     Interest on time deposits                                           237           1,871               2,108
     Interest on other borrowings                                        (7)              76                  69
                                                                     -------------------------------------------
         Total interest expense                                          56            2,703               2,759
                                                                     -------------------------------------------
          Net interest income                                          (549)           3,700               3,151
                                                                     ===========================================

                                                                             Year Ended December 31,
                                                                                   1997 vs. 1996
                                                                                 Changes Due to:
                                                                                                         Increase
                                                                       Rate          Volume             (decrease)
                                                                    ----------------------------------------------
                                                                            (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                      $  (258)        $ 3,380             $ 3,122
     Interest on taxable securities                                      168             457                 625
     Interest on nontaxable securities                                   (40)            459                 419
     Interest on Federal Funds sold                                      175            (127)                 48
     Interest on deposits in banks                                        20               4                  24
                                                                     -------------------------------------------
          Total interest income                                           65           4,173               4,238
                                                                     -------------------------------------------
     Expense  from interest-bearing liabilities:
     Interest expense on interest-bearing deposits                   $    70         $   142             $   212
     Interest on savings deposits                                          0              64                  64
     Interest on time deposits                                          (149)          1,851               1,702
     Interest on other borrowings                                          3             (26)                (23)
                                                                     -------------------------------------------
          Total interest expense                                         (76)        $ 2,031             $ 1,955
                                                                     -------------------------------------------
          Net interest income                                        $   141         $ 2,142             $ 2,283
                                                                     ===========================================
/TABLE

                                    INVESTMENT PORTFOLIO

TABLE 4  TYPES OF INVESTMENTS


The carrying amounts of securities at the dates indicated are summarized as follows <F1>:

                                                                          December 31,
                                                              1998           1997           1996
                                                            -------------------------------------
                                                                  (Dollars in Thousands)
U. S. Treasury and other U. S. Government
     Agencies and corporations                              $25,987        $29,094        $27,561
Municipal securities                                         36,753         29,497         19,788
Mortgage-backed securities                                    8,979         21,962         17,806
Equity securities                                             1,721          1,448            917
                                                            -------------------------------------
                                                            $73,440        $82,001        $66,072
                                                            =====================================

<F1>     Securities include "held to maturity" securities carried at amortized cost and
         "available-for-sale" securities carried at fair value in accordance with FASB 115.

     The Community Banking Subsidiaries' mortgage-backed portfolio consists of fifty-two U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans may have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely effecting the yield to maturity. In an increasing interest rate, the Community Banking Subsidiaries may have an obligation yielding a return less than the current yields on securities. However, because the majority of these in mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are somewhat mitigated.

     The amounts of securities in each category as of December 31, 1998 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.


                            U. S. Treasury and Other
                            U. S. Government agencies
                               and corporations <F3>     Municipal securities <F2>   Other Securities <F4>
                            -------------------------    ------------------------    ---------------------
                              Amount       Yield<F1>     Amount       Yield<F1>      Amount      Yield<F1>
                              ------       -----         ------       -----          ------      -----
One year or less               4,917        6.35%           409        5.04%         1,721         6.00%

After one year
   through five years         22,572        5.95%         5,287        5.06%          -             -

After five years
   through ten years           4,360        6.10%         7,160        5.24%          -             -

After ten years                3,117        6.05%        23,897        5.14%          -             -
                              ------                     ------                      -----
     Total                    36,966        6.03%        36,753        5.18%         1,721         6.00%
                              ======                     ======                      =====

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

/TABLE

LOAN PORTFOLIO

TABLE 6   Types of Loans

     The amount of loans outstanding at the indicated dates are in the following table according to the type of loan.

                                                                             December 31,
                                                  1998           1997            1996           1995           1994
                                                ---------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Commercial, financial
     and agricultural <F1>                      $161,572       $118,376        $102,231        $77,871        $77,439
Real estate-construction                          21,327         21,234           9,506          8,036          8,703
Real estate-mortgage                              82,413         69,541          57,566         63,312         50,856
Consumer and other <F2>                           48,825         36,070          36,483         30,072         25,269
                                                ---------------------------------------------------------------------
                                                $314,137       $245,221        $205,786       $179,291       $162,267
Less allowance for loan losses                    (4,863)        (4,024)         (3,592)        (3,060)        (2,686)
                                                ---------------------------------------------------------------------
          Net loans                             $309,274       $241,197        $202,194       $176,231       $159,581
                                                =====================================================================

<F1> Commercial, financial and agricultural loans include loans held for sale which are disclosed separately in the consolidated balance sheets.
<F2> Amounts are disclosed net of unearned loan income.

     See "Business Description of the Community Banking- Loans" for a description of the composition of each loan, the underwriting criteria and risks that are unique to each.

TABLE 7   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
          RATES

     Total loans as of December 31, 1998 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years.

                                                                           December 31, 1998
                                                                        (Dollars in Thousands)
                                                                        ----------------------
Maturity:
   One year or less:
          Commercial, financial and agricultural                               $111,012
          Real estate-construction                                               21,327
          All other loans                                                        41,380
                                                                               --------
                                                                               $173,719
                                                                               --------
   After one year through five years:
          Commercial, financial and agricultural                                $22,604
          Real estate-construction
          All other loans                                                        60,001
                                                                               --------
                                                                                $82,605
                                                                               --------
   After five years:
          Commercial, financial and agricultural                                $27,956
          Real estate-construction
          All other loans                                                        29,857
                                                                               --------
                                                                                $57,813
                                                                               --------
                                                                               $314,137
                                                                               ========

     The following table summarizes loans at December 31, 1998 with due dates after one year which have predetermined and floating or adjustable interest rates.

                                                                          December 31, 1998
                                                                       (Dollars in Thousands)
                                                                       ----------------------
          Predetermined interest rates                                         $ 82,130
          Floating or adjustable interest rates                                  58,288
                                                                               --------
                                                                               $140,418
                                                                               --------

     Records were not available to present the above information in each loan category listed in the first paragraph above and could not be reconstructed without undue burden and cost to the Company.

TABLE 8   Nonaccrual, Past Due and Restructured Loans

     Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

                                                                             December 31,
                                                         1998          1997         1996          1995          1994
                                                       --------------------------------------------------------------
                                                                            (Dollars in Thousands)
Nonaccrual loans                                       $1,119          $714       $1,119        $1,456          $640

Loans contractually past due ninety days
     or more as to interest or principal
     Payments and still accruing                          706           533          445           345           310

Loans, the terms of which have been
     Renegotiated to provide a reduction
     or deferral of interest or principal
     because of deterioration in the
     financial position of the borrower                   572           704          620           629            64

Loans, now current about which there are
     serious doubts as to the ability of
     the borrower to comply with present
     loan repayment terms                                 -             -            -             -             -

         The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 1998 is as follows:


                                                                                            December 31, 1998
                                                                                            -----------------
Interest income that would have been recorded on nonaccrual
     and restructured loans under original terms                                                    $96,300
                                                                                                    =======

Interest income that was recorded on nonaccrual and restructured loans                              $33,600
                                                                                                    =======

     The Community Banking Subsidiaries' policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed, in management's judgment, the collection of interest and principal become probable. Loans classified for regulatory purposes as loss, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially effect future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

COMMITMENTS AND LINES OF CREDIT

     The Community Banking Subsidiaries will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 1998 and 1997 were $28,756,057 and
$23,665,522, respectively.   Commitments to extend credit generally
have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

                                                                          December 31,
                                                   1998          1997         1996          1995          1994
                                                ---------------------------------------------------------------
                                                                      (Dollars in Thousands)
Average amount of loans outstanding             $285,809      $223,170     $191,180      $170,525     $150,426
                                                ==============================================================
Balance of allowance for loan losses
     at beginning of year                       $  4,024      $  3,592     $  3,060      $  2,686     $  2,457
                                                --------------------------------------------------------------
Loans charged off
     Commercial                                     ($97)        ($136)       ($118)        ($221)       ($344)
     Real estate mortgage                             (7)          (35)           -             -            -
     Consumer                                       (391)         (424)        (211)         (331)        (244)
                                                 --------------------------------------------------------------
                                                   ($495)        ($595)       ($329)        ($552)       ($588)
                                                 --------------------------------------------------------------
Loans recovered
     Commercial                                  $    20      $     11     $      5      $     12      $    11
     Real estate mortgage                             19            28           35            12            5
     Consumer                                        130            52           64            53           51
                                                 -------------------------------------------------------------
                                                 $   169      $     91     $    104      $     77      $    67
                                                 -------------------------------------------------------------
Net charge-offs                                    ($326)        ($504)       ($225)        ($475)       ($521)
                                                 -------------------------------------------------------------
Additions to allowance charged
     to operating expense during year            $  1,165     $    936     $    757      $    849      $   750
                                                 -------------------------------------------------------------
Balance of allowance for loan losses
     at end of year                              $  4,863     $  4,024     $  3,592      $  3,060      $ 2,686
                                                 =============================================================
Ratio of net loans charged off during
     the year to average loans                     0.11%         0.23%        0.12%         0.28%        0.35%
                                                 =============================================================

ALLOWANCE FOR LOAN LOSSES

     The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was $4,863,181 at December 31, 1998, representing 1.55% of total loans, compared with $4,024,171 at December 31, 1997, which represented 1.64% of total loans. The allowance for loan losses is reviewed regularly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 1998.

     Historically, management has not allocated the Company's allowance for loan losses to specific categories of loans. However, based on management's best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 1998, 1997, 1996, 1995 and 1994 is summarized below:

                                                              December 31,
                                     1998           1997           1996          1995             1994
                                   -------------------------------------------------------------------
                                                     (Dollars in Thousands)
Commercial                         $2,160         $1,850         $1,830        $1,347           $1,508
Real estate                           270            230            105           467              599
Consumer                            2,433          1,944          1,657         1,246              579
                                   -------------------------------------------------------------------
                                   $4,863         $4,024         $3,592        $3,060           $2,686
                                   ===================================================================

                                        Percent of loans in Each Category of Total Loans

                                                              December 31,
                                     1998           1997           1996          1995             1994
                                   -------------------------------------------------------------------
                                                           (Dollars in Thousands)
Commercial                            51%            49%            50%           43%              48%
Real estate                           33%            35%            33%           40%              37%
Consumer                              16%            16%            17%           17%              15%
                                   -------------------------------------------------------------------
                                     100%           100%           100%          100%             100%
                                   ===================================================================

DEPOSITS

TABLE 10


     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. <F1>

                                                                     Year Ended December 31,
                                                    -------------------------------------------------------------
                                                           1998                1997                1996
                                                    -------------------- -------------------  -------------------
                                                                 Average             Average              Average
                                                    Interest      Rate   Interest     Rate    Interest     Rate
                                                    --------     ------- --------    -------  --------    -------
Noninterest-bearing demand                          $ 52,966       -     $ 41,472       -     $ 33,052       -
Interest-bearing demand deposits                      83,422      3.01%    61,638     3.26%     57,240     3.14%
Savings deposits                                      18,672      2.76%    15,387     2.83%     13,145     2.83%
Time deposits                                        217,831      5.88%   185,936     5.76%    153,814     5.85%
                                                    --------             --------             --------
          Total deposits                            $372,891             $304,433             $257,251
                                                    ========             ========             ========

<F1> Average balances were determined using the daily average balances during the year for each category.


     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.


                                                                                        December 31, 1998
                                                                                    (Dollars in Thousands)
Three months or less                                                                        $23,312
Over three through six months                                                                12,630
Over six through twelve months                                                               19,965
Over twelve months                                                                           11,096
                                                                                            -------
                                                                                            $67,003
                                                                                            =======

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

TABLE 11

         The following rate of return information for the years is presented below.

                                                            Year Ended December 31,
                                                      1998           1997           1996
                                                    ------------------------------------
Return on assets <F1>                                1.68%          1.65%          1.40%
Return on equity <F2>                               18.84%         18.69%         16.38%
Dividend payout ratio <F3><F5>                       4.69%          5.38%          7.25%
Equity to assets ratio <F4>                          8.92%          8.83%          8.54%

<F1> Net income divided by average total assets.
<F2> Net income divided by average equity.
<F3> Dividends declared per share divided by diluted earnings per share.
<F4> Average equity divided by average total assets.
<F5> Dividends declared per share as disclosed in the
     consolidated financial statements are $0.15, $0.14, and $0.14 per share for 1998, 1997 and 1996, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the report of independent accountants are included in this report beginning at page F-1.


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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a brief description, as of December 31, 1998, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

    Steven C. Adams           Mr. Adams has been an attorney with the firm of
    (50)                      Adams, Ellard & Frankum, P.C. since 1973  and
                              President of Chatham Transport Company, a
                              trucking  company, since 1994.  He has been a
                              director of the Company, Community   Habersham,
                              and Financial Supermarkets since 1990. He was named a director of Financial Properties, Inc. in 1998.

    Edwin B. Burr             Mr. Burr has served as a director of the Company
    (65)                      since April of 1995 and Financial Supermarkets
                              since 1992. Mr. Burr has been President of Financial Solutions, a bank consulting firm since
                              1988.  He has been a director of Community
                              Alabama since 1997 and President of Financial
                              Solutions since 1988.

    Elton S. Collins          Mr. Collins has been the President, Chief
    (55)                      Executive Officer and a director of Community -
                              Jackson since 1982.

    Annette R. Fricks         Mrs. Fricks has been an Executive Vice President
    (54)                      and Corporate Secretary of the Company and
                              Community - Habersham since 1992 and 1967, respectively, and has also served as Corporate
                              Secretary of Financial Supermarkets since 1984.
                              She was named the Executive Vice President and Corporate Secretary for Financial Properties in
                              1998.

    Charles M. Miller         Mr. Miller has served as an Executive Vice
    (57)                      President of Company, the President and Chief
                              Operating Officer and director of Community -
                              Habersham and the Executive Vice President and
                              director of Financial Supermarkets since 1990.
                              Mr. Miller has served as a director of Community
                              - Troup since November 1995.   He was named a
                              director and Executive Vice President of Financial Properties in 1998.

    Harry H. Purvis           Mr. Purvis has been a director of the Company
    (92)                      since 1981 and Community   Habersham since 1956.
                              Mr. Purvis has also served as a director of Financial Supermarkets since 1984. He was named a director of Financial Properties, Inc. in 1998.

    Harry L. Stephens         Mr. Stephens has been an Executive Vice President
    (52)                      and the Chief Financial Officer of the Company
                              and Community - Habersham since 1992 and has
                              served as Treasurer of Financial Supermarkets
                              since 1986.  He has been Executive Vice President
                              and Chief Financial Officer of Community
                              Habersham since 1993.   He was named Executive
                              Vice President and Treasurer of Financial
                              Properties, Inc. in 1998

    H. Calvin Stovall, Jr.    Mr. Stovall, who is retired, was the President
    (83)                      and treasurer of Stovall Tractor Company, a
                              retail farm equipment dealer, from 1948 until November 1995. He has served as the Chairman of the Company's Board of Directors since 1981-1998 and was named Chairman Emeritus in 1998.
                              Mr. Stovall has also served as a director of Community - Habersham, Community - Jackson,
                              Financial Supermarkets and Community - Troup since
                              1963, 1982, 1984 and November 1994, respectively.
                              He was also named a director of Financial
                              Properties, Inc. in 1998.

    Dean C. Swanson           Mr. Swanson was President of the Standard Group,
    (67)                      a telecommunications company until January 1999.
                              He is a director of Independent
                              Telecommunications Network. Mr. Swanson has served as a director of the Company, Community -
                              Habersham and Financial Supermarkets since 1981,
                              1972, and 1984, respectively. He was named a director of Financial Properties, Inc. in 1998.

    George D. Telford         Mr. Telford is a retired bank executive and has
    (78)                      served as a director of the Company and Community
                              - Habersham since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993. He was named a director of Financial Properties, Inc.
                              in 1998.

    J. Alton Wingate          Mr. Wingate has served as a director and the
    (59)                      President and Chief Executive Officer of the
                              Company, Community - Habersham and Financial
                              Supermarkets since 1981, 1977 and 1984,
                              respectively.  Mr. Wingate was named Chairman of
                              the Board in 1998.   He has also been the
                              Chairman of the Board of Directors and a director of Community - Jackson, Community - Alabama, and
                              Community - Troup since 1982, 1990, and November
                              1994, respectively. He was named President and Chief Executive Officer of Financial Properties,
                              Inc. in 1998.  Mr. Wingate has been Chairman and
                              Chief Executive Officer of Community - Habersham since 1996 and has been Chairman and President of Financial Supermarkets since 1984.

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

     The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation paid by the Company to the Chief Executive Officer of the Company and the three other most highly compensated officers of the Company whose salary and bonus exceeded $100,000 during the last fiscal year (the "Named Executive Officers").

                                            Summary Compensation Table
   ----------------------------------------------------------------------------------------------------------
                   Annual Compensation                                   Long-Term Compensation
   -------------------------------------------------------------   ------------------------------------------
                                                                       Securities
    Name and Principal              Salary       Bonus                 Underlying         All Other
         Position          Year     $<F1>         <F2>              Options/SARS (#)    Compensation
    -------------------    ----    --------    ---------           -----------------    ------------
     J. Alton Wingate      1998     245,500     1,360,258 <F7>                              30,499  <F3>
   President and Chief     1997     243,200       728,981 <F7>            --                30,687
    Executive Officer      1996     237,600       367,271 <F7>            --                19,203

    Charles M. Miller      1998     145,600        30,000                 --                23,512  <F4>
      Executive Vice       1997     145,600        20,000                 --                23,974

        President          1996     141,000        20,000                 --                17,846

    Harry L. Stephens      1998      98,000        52,500                 --                20,816  <F5>
      Executive Vice       1997      93,000        52,500                 --                19,811
   President and Chief     1996      88,000        43,000                 --                14,011
    Financial Officer

    Annette R. Fricks      1998      88,000        57,500                                   17,844  <F6>
      Executive Vice       1997      83,000        52,500                 --                17,088
      President and        1996      78,000        43,000                 --                12,959
   Corporate Secretary

<F1> Includes directors' fees.

<F2> Bonuses are included in this report in the year paid.

<F3> Includes premiums of $4,144.84 paid for Mr. Wingate's life insurance policies and estimated employee stock ownership plan
     ("ESOP") contributions of $16,500. Final ESOP contributions have not yet been determined for 1998.

<F4> Includes premiums of $3,252.16 paid for Mr. Miller's life insurance policies and estimated ESOP contributions of $16,000.00. Final ESOP contributions have not yet been determined for 1998.

<F5> Includes premiums of $912.00 paid for Mr. Stephens's life insurance policies and estimated ESOP contributions of $15,500.
     ESOP contributions have not yet been determined for 1998..

<F6> Includes premiums of $660.00 paid for Mrs. Fricks' life insurance policies and estimated ESOP contributions of $15,000.  Final
     ESOP contributions have not yet been determined for 1998.

<F7> Mr. Wingate's bonus is contractually based on the performance of
     Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.

     DIRECTOR'S COMPENSATION.   The Chairman Emeritus of the Board of
the Company currently receives a fee of $2,250 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $2,000 a year for service on the Company's Board of Directors. The directors of Community - Habersham, Community - Jackson, Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $10,000, $4,600, $3,300, $3,600, and $4,000 per year, respectively.

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

     In 1987, Community - Habersham and Mr. Wingate entered into a change-in-control agreement for a three year term, renewable for an additional one year period annually thereafter in the sole discretion of the compensation committee of the Board of Directors of Community - Habersham. The agreement also provides for the payment of certain severance benefits to Mr. Wingate if there is a change in control (as defined in the agreement) of Community - Habersham and Mr. Wingate's employment is involuntarily terminated other than for cause, disability or retirement or is voluntarily terminated as a result of a material reduction of duties, compensation or benefits or a forced
relocation.   Such benefits include the continuation of salary
payments to Mr. Wingate for a period of 36 months from the date of termination, the payment of certain bonuses for the year in which his employment is terminated and the following two calendar years, the continuation of health and life insurance coverage and the continued participation by Mr. Wingate in all employee retirement plans.

                Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

                                                              Number of
                                                              Securities           Value of
                                                              Underlying           Unexercised In-
                                                              Unexercised          The-Money Options
                                                              Options at Fiscal    At Fiscal Year-
                                                              Year-End             End ($)
                      Shares Acquired                         (Exercisable/        (Exercisable/
        Name          on Exercise (#)     Value Realized      Unexercisable)       Unexercisable)
        ----          ---------------     --------------      --------------       --------------
                                               ($)
 Charles M. Miller           -0-                 -0-                3,000/0             88,050/0
 Harry L. Stephens           -0-                 -0-                6,000/0            176,100/0
 Annette R. Fricks           -0-                 -0-               15,000/0            440,250/0


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of January 1, 1999 by (i) each of the Named Executive Officers, (ii) each of the directors of the Company, (iii) each shareholder who owns greater than five percent (5%) of the Company's securities and (iv) all executive officers and directors of the Company as a group, without naming such individuals. There were 2,169,830 shares outstanding as of that date.


 Name of                            Amount of Shares                                    Percent
 Beneficial Owner                   Beneficially Owned                                  Of Class
 ----------------                   ------------------                                  --------
 Joye H. Adams                      141,720 <F1>                                         6.53%
 Steven C. Adams                    478,456 <F2><F3><F4><F5><F6>                        22.05%
 Edwin B. Burr                        1,080 <F7>                                          *
 Elton S. Collins                   388,876 <F3><F8><F11>                               17.92%
 Community Bankshares, Inc.         363,616 <F9>                                        16.76%
   Employee Stock Ownership
   Plan and Trust
 Annette R. Fricks                   24,420 <F19>                                        1.13%
 Emmett D. Hart                     151,500 <F10>                                        6.98%
 Charles M. Miller                    9,860 <F11>                                          *
 Harry H. Purvis                     41,450                                               1.86%
 Harry L. Stephens                    7,700 <F12>                                          *
 H. Calvin Stovall                  166,660 <F13><F14>                                    7.68%
 Dean C. Swanson                     30,000                                               1.38%
 George D. Telford                   83,740                                               3.40%
 J. Alton Wingate                   725,265 <F2><F3><F4><F15><F16><F17>                  33.42%

 All executive officers and       1,139,735 <F18>                                        52.53%
 directors as a group (11
 Persons)

* less than one percent
<F1> Mrs. Adams' address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
<F2> Includes an aggregate of 48,000 shares held by the Taft Chatham  Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
<F3> Includes 363,616 shares held by Community Bankshares, Inc. ESOP with respect to which
     Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
<F4> Includes 19,500 shares held by Chatham Transport company with respect to which Messrs.
     Wingate and Adams share voting power.
<F5> Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
<F6> Mr. Adam's address is 148 North Main Street, Cornelia Georgia 30531.
<F7> Does not include 750 shares of Common Stock owned by Mr. Burr's wife, as to which he disclaims beneficial ownership.
<F8> Mr. Collins' address is 1851 North Elm Street, Commerce, Georgia 30329.
<F9> The address of the ESOP is 448 North Main Street, Cornelia, Georgia 30531.
<F10>Mr. Hart's address is 1729 Davis (By-Pass) Road, LaGrange, Georgia 30241.
<F11>Includes presently-exercisable options to acquire 3,000 shares of Common Stock.
     Does not include 420 shares owned by Mr. Miller's wife, as to which he disclaims beneficial ownership.
<F12>Includes presently-exercisable options to acquire 6,000 shares of Common Stock.
<F13>Mr. Stovall's address is 215 Grandview Circle, Cornelia, Georgia 30531.
<F14>Does not include 250 shares of Common Stock owned by Mr. Stovall's wife, as to which he disclaims beneficial ownership.
<F15>Includes 16,500 shares held by the Estate of H. Milton Stewart, Sr., of which Mr. Wingate is a co-trustee and has voting and investment control.
<F16>Includes 5,010 shares held by Mr. Wingate as Attorney-in-Fact for Virginia Hodgkinson as to
     which Mr. Wingate has voting and investment control.
<F17>Mr. Wingate's address is 186 Hillcrest Heights, Cornelia, Georgia 30531.
<F18>Includes presently-exercisable options to acquire 24,000 shares of Common Stock.
<F19>Includes presently-exercisable options to acquire 15,000 shares of Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Each of the Community Banking Subsidiaries has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of the particular bank and the Company and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Financial Statements.

     The following financial statements and notes thereto of the Registrant are included in the Report:

     Independent Auditor's Report

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholder's Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996

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

4.1 See exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of the Registrant (included as Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.1 Incentive Stock Option Plan, as adopted August 17, 1987 (included as Exhibit 10.1 to the Registrant's Form S-4 Registration
     Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.2 Employment Agreement between Charles M. Miller and Community - Habersham, dated March 31, 1990(included as Exhibit 10.2 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.3 Agreement Regarding Change in Control between J. Alton Wingate and Community - Habersham, dated August 17, 1987 (included as
     Exhibit 10.3 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.4 Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc.(included as Exhibit 10.1 to the Registrant's Form 10-QSB for the period ended March 31, 1996 and incorporated herein by reference).

10.5 Amendment to Master Consulting Agreement between Financial
     Supermarkets, Inc. and NationsBanc Services, Inc. dated July 3,
     1997.

10.6 Termination of Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc. (included as
     Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference).

10.7 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 31, 1998.

21   List of Subsidiaries of Registrant

27   Financial Data Schedule

(c) No reports on Form 8-K were filed during the last quarter of 1998.

                              COMMUNITY BANKSHARES, INC.
                                   AND SUBSIDIARIES


                            CONSOLIDATED FINANCIAL REPORT
                                  DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                         Page
     INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . .  F-1


     FINANCIAL STATEMENTS

       Consolidated balance sheets   . . . . . . . . . . . . . . . . . .  F-2
       Consolidated statements of income   . . . . . . . . . . . . . . .  F-3
       Consolidated statements of comprehensive income   . . . . . . . .  F-4
       Consolidated statements of shareholders' equity   . . . . . . . .  F-5 and F-6
       Consolidated statements of cash flows   . . . . . . . . . . . . .  F-7 and F-8
       Notes to consolidated financial statements  . . . . . . . . . . .  F-8 through F-36

                             INDEPENDENT AUDITOR'S REPORT
-------------------------------------------------------------------------------

To the Board of Directors
Community Bankshares, Inc.
and Subsidiaries
Cornelia, Georgia


We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





   /s/ Mauldin & Jenkins, L.L.C.




Atlanta, Georgia
January 15, 1999


                                                COMMUNITY BANKSHARES, INC.
                                                     AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 1998 AND 1997
=========================================================================================================================
                                     Assets                                               1998                   1997
                                                                                     --------------        --------------
Cash and due from banks                                                              $    26,796,002       $   23,957,030
Interest-bearing deposits in banks                                                           427,870              768,914
Federal funds sold                                                                        22,890,000            5,960,000
Securities available-for-sale                                                             42,525,208           53,282,114
Securities held-to-maturity (fair value $32,173,821 and $29,557,804)                      30,915,014           28,718,651
Loans held for sale                                                                          699,498            2,560,915

Loans                                                                                    313,437,773          242,660,582
Less allowance for loan losses                                                             4,863,181            4,024,171
                                                                                     ---------------       --------------
          Loans, net                                                                     308,574,592          238,636,411

Premises and equipment                                                                    13,463,273           12,115,026
Other assets                                                                              14,301,983           11,080,455
                                                                                     ---------------       --------------
          Total assets                                                               $   460,593,440       $  377,079,516
                                                                                     ---------------       --------------
          Liabilities, Redeemable Common Stock and Shareholders' Equity

Deposits
    Noninterest-bearing demand                                                       $    65,266,672       $   50,768,168
    Interest-bearing demand                                                               94,458,133           72,854,181
    Savings                                                                               19,731,233           16,275,911
    Time, $100,000 and over                                                               67,003,184           55,848,885
    Other time                                                                           158,823,651          139,797,680
                                                                                    ----------------       --------------
          Total deposits                                                                 405,282,873          335,544,825
Other borrowings                                                                           5,808,200              462,299
Other liabilities                                                                          8,958,004            7,331,322
                                                                                     ---------------       --------------
          Total liabilities                                                              420,049,077          343,338,446
                                                                                     ---------------       --------------
Commitments and contingent liabilities

Redeemable common stock held by ESOP, 363,616 and 344,531 shares outstanding
     at December 31, 1998 and 1997, respectively at fair value                            14,253,747           10,621,891
                                                                                     ---------------       --------------
Shareholders' equity
    Common stock, par value $1; 5,000,000 shares authorized;
        2,169,830 shares issued and outstanding                                            2,169,830            2,169,830
    Capital surplus                                                                        6,036,220            6,036,220
    Retained earnings                                                                     17,857,974           14,782,733
    Accumulated other comprehensive income                                                   226,592              130,396
                                                                                     ---------------       --------------
       Total shareholders' equity                                                         26,290,616           23,119,179
                                                                                     ---------------       --------------
       Total liabilities, redeemable common stock and
           shareholders' equity                                                      $   460,593,440       $  377,079,516
                                                                                     ---------------       --------------
See Notes to Consolidated Financial Statements.

                                               COMMUNITY BANKSHARES, INC.
                                                    AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF INCOME
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=========================================================================================================================
                                                                 1998                  1997                   1996
                                                           ----------------      ----------------      ----------------
Interest income
    Loans                                                  $     29,767,173      $     23,562,784      $     20,439,949
    Taxable securities                                            2,564,894             3,107,805             2,482,767
    Nontaxable securities                                         1,710,141             1,326,884               907,794
    Deposits in banks                                                35,973                33,523                 8,855
    Federal funds sold                                              534,903               672,915               625,274
                                                           ----------------      ----------------      ----------------
       Total interest income                                     34,613,084            28,703,911            24,464,639
                                                           ----------------      ----------------      ----------------
Interest expense
    Deposits                                                     15,839,093            13,149,225            11,170,833
    Other borrowings                                                111,411                42,224                64,940
                                                           ----------------      ----------------      ----------------
       Total interest expense                                    15,950,504            13,191,449            11,235,773
                                                           ----------------      ----------------      ----------------

       Net interest income                                       18,662,580            15,512,462            13,228,866
Provision for loan losses                                         1,164,950               936,216               757,262
                                                           ----------------      ----------------      ----------------
      Net interest income after provision for
          loan losses                                            17,497,630            14,576,246            12,471,604
                                                           ----------------      ----------------      ----------------
Other income
    Service charges on deposits accounts                          2,527,830             2,016,911             1,543,707
    Other service charges, commissions and fees                     523,438               431,729               498,401
    Trust department fees                                           112,061                93,450               103,085
    Nonbank subsidiary income                                     9,043,292             8,819,919             5,558,705
    Gain on sale of loans                                           560,075               614,060               381,636
    Net realized gains (losses) on sale of securities
       available-for-sale                                            78,653               (3,992)              (13,749)
    Other                                                           535,636               447,053               320,342
                                                           ----------------      ----------------      ----------------
       Total other income                                        13,380,985            12,419,130             8,392,127
                                                           ----------------      ----------------      ----------------
Other expenses
    Salaries and employee benefits                               10,676,957            10,474,465             8,265,776
    Equipment expenses                                            1,840,529             1,487,528             1,373,968
    Occupancy expenses                                            1,305,998             1,075,710               807,364
    Other operating expenses                                      6,578,930             5,686,110             4,503,199
                                                           ----------------      ----------------      ----------------
       Total other expenses                                      20,402,414            18,723,813            14,950,307
                                                           ----------------      ----------------      ----------------
       Income before income taxes                                10,476,201             8,271,563             5,913,424

Income tax expense                                                3,444,497             2,624,797             1,869,229
                                                           ----------------      ----------------      ----------------

       Net income                                          $      7,031,704      $      5,646,766      $      4,044,195
                                                           ----------------      ----------------      ----------------

Basic earnings per common share                            $           3.24      $           2.73      $           2.06
                                                           ----------------      ----------------      ----------------
Diluted earnings per common share                          $           3.20      $           2.60      $           1.93
                                                           ----------------      ----------------      ----------------
See Notes to Consolidated Financial Statements.

                                               COMMUNITY BANKSHARES, INC.
                                                    AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=========================================================================================================================
                                                                         1998                1997              1996
                                                                     -------------     -------------      -------------
Net income                                                           $   7,031,704     $   5,646,766      $   4,044,195
                                                                     -------------     -------------      -------------
Other comprehensive income:

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains arising during period,
            net of taxes of $95,593, $134,777, and
            $675, respectively                                             143,388           202,167              1,013

         Reclassification adjustment for (gains) losses
            in net income, net of taxes (benefits) of $31,461
            $(1,597), and $(5,500), respectively                           (47,192)            2,395              8,249
                                                                     -------------     -------------      -------------

Other comprehensive income                                                  96,196           204,562              9,262
                                                                     -------------     -------------      -------------

Comprehensive income                                                 $   7,127,900     $   5,851,328      $   4,053,457
                                                                     -------------     -------------      -------------

See Notes to Consolidated Financial Statements.

                                                           F-4

                                             COMMUNITY BANKSHARES, INC.
                                                  AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=========================================================================================================================

                                                         Common Stock
                                                ------------------------------        Capital            Retained
                                                   Shares         Par Value           Surplus            Earnings
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1995                       1,954,500      $   1,954,500     $   4,323,055      $    16,274,898
    Net income                                        -                 -                  -               4,044,195
    Cash dividends declared, $.14 per share           -                 -                  -               (266,078)
    Issuance of common stock                        50,330            50,330            953,465                 -
    Adjustment for shares owned by ESOP               -                 -                  -             (6,177,400)
    Other comprehensive income                        -                 -                  -                    -
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1996                       2,004,830          2,004,830         5,276,520           13,875,615
    Net income                                        -                 -                  -               5,646,766
    Cash dividends declared, $.14 per share           -                 -                  -               (295,157)
    Exercise of stock options                      165,000            165,000           759,700                 -
    Adjustment for shares owned by ESOP               -                 -                  -             (4,444,491)
    Sale of treasury stock to ESOP                    -                 -                  -                    -
    Other comprehensive income                        -                 -                  -                    -
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1997                       2,169,830          2,169,830         6,036,220           14,782,733
    Net income                                        -                 -                  -               7,031,704
    Cash dividends declared, $.15 per share           -                 -                  -               (324,607)
    Adjustment for shares owned by ESOP               -                 -                  -             (3,631,856)
    Other comprehensive income                        -                 -                  -                    -
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1998                       2,169,830      $   2,169,830     $   6,036,220      $    17,857,974
                                                ----------      --------------    -------------      ---------------

See Notes to Consolidated Financial Statements.


=========================================================================================================================
                                                                                   Accumulated
                                                                                      Other               Total
                                                       Treasury Stock             Comprehensive       Shareholder's
                                                  Shares           Amount          Income (Loss)          Equity
                                                ----------      ------------      -------------      ---------------
BALANCE, DECEMBER 31, 1995                               -      $          -      $     (83,428)     $    22,469,025
    Net income                                           -                 -                  -            4,044,195
    Cash dividends declared, $.14 per share              -                 -                  -             (266,078)
    Issuance of common stock                             -                 -                  -            1,003,795
    Adjustment for shares owned by ESOP                  -                 -                  -           (6,177,400)
    Other comprehensive income                           -                 -              9,262                9,262
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1996                               -                 -            (74,166)          21,082,799
    Net income                                           -                 -                  -            5,646,766
    Cash dividends declared, $.14 per share              -                 -                  -             (295,157)
    Exercise of stock options                       35,661          (782,050)                 -              142,650
    Adjustment for shares owned by ESOP                  -                 -                  -           (4,444,491)
    Sale of treasury stock to ESOP                 (35,661)          782,050                  -              782,050
    Other comprehensive income                           -                 -            204,562              204,562
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1997                               -                 -            130,396           23,119,179
    Net income                                           -                 -                  -            7,031,704
    Cash dividends declared, $.15 per share              -                 -                  -             (324,607)
    Adjustment for shares owned by ESOP                  -                 -                  -           (3,631,856)
    Other comprehensive income                           -                 -             96,196               96,196
                                                ----------      --------------    -------------      ---------------
BALANCE, DECEMBER 31, 1998                               -      $          -      $     226,592    $      26,290,616
                                                ----------      --------------    -------------      ---------------

                                               COMMUNITY BANKSHARES, INC.
                                                    AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=========================================================================================================================

                                                                          1998              1997              1996
                                                                     -------------     -------------      -------------
OPERATING ACTIVITIES
    Net income                                                       $   7,031,704     $   5,646,766      $   4,044,195
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     1,585,729         1,154,306            926,807
        Amortization of intangibles                                        288,156           244,911              8,911
        Provision for loan losses                                        1,164,950           936,216            757,262
        Provision for other real estate losses                              10,000            65,000            110,000
        Deferred income tax benefits                                      (292,525)         (195,033)          (197,515)
        (Increase) decrease in loans held for sale                       1,861,417           (76,798)        (2,034,117)
        Net (gains) losses on sale of securities available-for-sale        (78,653)            3,992             13,749
        Net losses on sale of other real estate                             (3,563)           39,182              2,722
        Increase in interest receivable                                 (1,187,060)         (690,955)          (576,126)
        Increase in interest payable                                     1,180,385           277,325            395,738
        Increase (decrease) in taxes payable                               348,661          (661,580)           274,814
        (Increase) decrease in accounts receivable of
             nonbank subsidiary                                           (618,731)        1,314,629         (1,127,313)
        (Increase) decrease in work in process of nonbank subsidiary      (513,252)        1,342,849         (1,383,105)
        Increase (decrease) in accruals and payables of
             nonbank subsidiary                                            325,031        (3,773,361)         3,773,361
        Other operating activities                                      (1,145,989)          257,796          (437,924)
                                                                     -------------     -------------      -------------

              Net cash provided by operating activities                  9,956,260         5,885,245          4,551,459
                                                                     -------------     -------------      -------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                         (29,111,438)      (25,373,331)       (21,318,882)
    Proceeds from sales of securities available-for-sale                14,296,060        10,687,389          3,465,702
    Proceeds from maturities of securities available-for-sale           25,811,265         9,158,723         13,119,694
    Purchases of securities held-to-maturity                            (3,323,556)      (11,403,699)        (7,042,587)
    Proceeds from maturities of securities held-to-maturity              1,127,193         1,338,890            668,954
    Net (increase) decrease in Federal funds sold                      (16,930,000)        2,385,000          3,850,000
    Net (increase) decrease  in interest-bearing deposits in banks         341,044          (560,690)          (208,224)
    Net increase in loans                                              (71,584,937)      (40,109,318)       (24,980,798)
    Purchase of premises and equipment                                  (2,931,496)       (5,334,330)        (3,495,693)
    Disposal of premises and equipment                                        -                 -               194,650
    Net cash acquired in branch acquisition                                170,667            99,612               -
    Proceeds from sale of other real estate                                252,492           383,638            189,463
                                                                     -------------     -------------      -------------

              Net cash used in investing activities                    (81,882,706)      (58,728,116)       (35,557,721)
                                                                     -------------     -------------      -------------

                                                COMMUNITY BANKSHARES, INC.
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=========================================================================================================================

                                                                          1998              1997               1996
                                                                     -------------     -------------      -------------
FINANCING ACTIVITIES
    Net increase in deposits                                         $  69,738,048     $  56,835,456      $  36,267,717
    Increase in other borrowings                                         5,500,000                 -          1,616,399
    Repayment of other borrowings                                         (154,099)         (154,100)        (1,786,939)
    Proceeds from the issuance of common stock                                   -           924,700          1,003,795
    Dividends paid                                                        (318,531)         (285,728)          (261,023)
                                                                     -------------     -------------      -------------

          Net cash provided by financing activities                     74,765,418        57,320,328         36,839,949
                                                                     -------------     -------------      -------------

Net increase in cash and due from banks                                  2,838,972         4,477,457          5,833,687

Cash and due from banks at beginning of year                            23,957,030        19,479,573         13,645,886
                                                                     -------------     -------------      -------------

Cash and due from banks at end of year                              $   26,796,002     $  23,957,030      $  19,479,573
                                                                     -------------     -------------      -------------
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                    $   14,957,440     $  12,914,124      $  10,840,035

        Income taxes                                                $    3,445,529     $   3,526,919      $   1,791,930

NONCASH TRANSACTIONS
    Unrealized (gains) losses on securities available-              $     (160,328)    $     340,936      $     (12,031)

    Principal balances of loans transferred to other
        real estate                                                 $      481,806     $     426,273      $     294,787

BRANCH ACQUISITIONS
    Net cash acquired                                               $      170,667     $      99,612
                                                                     -------------     -------------

    Loans                                                                2,981,087         4,357,901
    Premises and equipment                                                  10,085           608,071
    Other assets                                                             9,063             1,828
    Core deposit intangible                                                760,597         2,190,765
    Deposits                                                            (5,837,754)      (12,387,583)
    Other liabilities                                                      (20,687)          (62,790)
                                                                     -------------     -------------
    Net liabilities assumed, net of cash and due from
        banks of $170,667 and $99,612                                $  (2,097,609)    $  (5,291,808)
                                                                     -------------     -------------
See Notes to Consolidated Financial Statements.

                       COMMUNITY BANKSHARES, INC.
                            AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

            Community Bankshares, Inc. (the "Company") is a multi-bank holding company whose business is presently conducted by its wholly-owned subsidiaries: Community Bank & Trust - Habersham located in Cornelia, Georgia; Community Bank & Trust - Jackson located in Commerce, Georgia; Community Bank & Trust - Alabama located in Union Springs, Alabama; and Community Bank & Trust - Troup located in LaGrange, Georgia. Financial Supermarkets, Inc. is a wholly-owned subsidiary of Community Bank & Trust - Habersham which provides a variety of bank related products and services
            to the financial institution industry.   Financial
            Properties, inc. is a wholly-owned subsidiary of Community Bank & Trust-Habersham which is a real estate sales agency which provides a variety of real estate related services.

            The banking subsidiaries are commercial banks operating independently of one another in their respective market areas. The banking subsidiaries in Georgia have identified their primary market areas to be the county in which they are located and all surrounding counties. The Georgia banking subsidiaries are all located approximately 85 miles from the metropolitan Atlanta area. Community Bank & Trust - Alabama is located approximately 50 miles from Montgomery, Alabama. The Banks provide a full range of banking services to individual and corporate customers. Financial Supermarkets, Inc. currently provides products and services primarily in the southeastern United States; however, their products and services are marketed internationally. Financial Properties, Inc. currently operates primarily in Cornelia, Habersham County, Georgia.

Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

            Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.


            The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity, net of tax. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

            Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

Loans Held for Sale

            Loans held for sale include mortgage and other loans and are carried at the lower of aggregate cost or fair value.

Loans

            Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

            Loan origination fees and certain direct origination costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

            The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

            A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Premises and Equipment

            Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded in current operating income.

Income Taxes

            Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)


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

Trust Department

            Trust income is recognized on the cash basis in accordance with established industry practices. The results of operations are not materially different than the results which would be obtained by accounting for such fees on the accrual basis.

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

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Earnings Per Common Share

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

Comprehensive Income

            In 1998, the Company adopted Statement of Financial Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

Recent Developments

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designed as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 2.  SECURITIES

     The amortized cost and fair value of securities are summarized as follows:

                                                                   Gross              Gross
                                                Amortized        Unrealized         Unrealized          Fair
                                                   Cost             Gains             Losses            Value
                                             --------------     -------------     -------------    --------------
         SECURITIES AVAILABLE-FOR-SALE
            DECEMBER 31, 1998:

            U. S. GOVERNMENT AND AGENCY
              SECURITIES                     $   25,704,416     $     324,048     $     (41,299)   $   25,987,165
            STATE AND MUNICIPAL SECURITIES        5,791,730            67,382           (21,121)        5,837,991
            MORTGAGE-BACKED SECURITIES            8,930,047            85,267           (36,623)        8,978,691
            EQUITY SECURITIES                     1,721,361               -                  -          1,721,361
                                             --------------     -------------     -------------    --------------
                                             $   42,147,554     $     476,697     $     (99,043)   $   42,525,208
                                             ==============     =============     =============    ==============
         Securities Available-for-Sale
             December 31, 1997:
             U. S. Government and agency
                 securities                  $   28,936,320     $     189,522     $    (31,253)    $  29,094,589
             State and municipal securities         746,476            31,399               -            777,875
             Mortgage-backed securities          21,934,402           156,624         (128,968)       21,962,058
             Equity securities                    1,447,592               -                 -          1,447,592
                                             --------------     -------------     ------------     -------------
                                             $   53,064,790     $     377,545     $   (160,221)    $  53,282,114
                                             ==============     =============     ============     =============

                                                                   Gross              Gross
                                                Amortized        Unrealized         Unrealized          Fair
                                                   Cost             Gains             Losses            Value
                                             --------------     -------------     -------------    --------------

         SECURITIES HELD-TO-MATURITY
             DECEMBER 31, 1998:
             State and municipal securities  $   30,915,014     $   1,300,295     $   (41,488)     $  32,173,821
                                              ==============    =============     ============     =============

             December 31, 1997:
             State and municipal securities  $   28,718,651     $     859,383     $    (20,230)    $  29,557,804
                                             ==============     =============     ============     =============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 2.  SECURITIES (Continued)

           The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the categories in the following summary.

                                              Securities Available-for-Sale         Securities Held-to-Maturity
                                            --------------------------------     --------------------------------
                                              Amortized            Fair             Amortized           Fair
                                                 Cost              Value               Cost             Value
                                            -------------     --------------     -------------     -------------
              Due in one year or less       $   2,701,759     $    2,711,628     $     788,916     $     808,349
              Due from one year to five        21,996,728         22,285,361         5,034,373         5,149,846
              years
              Due from five years to ten        2,037,504          2,037,059         6,797,865         7,099,498
              years
              Due after ten years               4,760,155          4,791,108        18,293,860        19,116,128
              Mortgage-backed securities        8,930,047          8,978,691                -                 -
              Equity securities                 1,721,361          1,721,361                -                 -
                                            -------------     --------------     -------------     -------------
                                            $  42,147,554     $   42,525,208     $  30,915,014     $  32,173,821
                                            =============     ==============     =============     =============

          Securities with a carrying value of $36,621,313 and $36,160,837 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

          Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                                                     December 31,
                                                                      -----------------------------------------
                                                                         1998            1997           1996
                                                                      ---------      ----------      ----------
              Gross gains                                             $  114,546     $   47,843      $   21,143
              Gross losses                                               (35,893)       (51,835)        (34,892)
                                                                      ----------     ----------      ----------
              Net realized gains (losses)                             $   78,653     $   (3,992)     $  (13,749)
                                                                      ==========     ==========      ==========

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                                       December 31,
                                                                           -----------------------------------
                                                                                 1998                1997
                                                                           ---------------     ---------------
       Commercial, financial, and agricultural                             $   160,872,954     $   115,815,084
       Real estate - construction                                               21,327,303          21,234,000
       Real estate - mortgage                                                   82,413,280          69,541,000
       Consumer                                                                 46,047,519          33,378,000
       Other                                                                     3,042,663           3,011,992
                                                                           ---------------     ---------------
                                                                               313,703,719         242,980,076
       Unearned income                                                            (265,946)           (319,494)
       Allowance for loan losses                                                (4,863,181)         (4,024,171)
                                                                           ---------------     ---------------
       Loans, net                                                          $   308,574,592     $   238,636,411
                                                                           ===============     ===============

          Changes in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                    1998              1997              1996
                                                                ------------      ------------      ------------
       Balance, beginning of year                               $  4,024,171      $  3,591,958      $  3,060,479
         Provision charged to operations                           1,164,950           936,216           757,262
         Loans charged off                                          (495,008)         (595,258)         (329,592)
         Recoveries of loans previously charged off                  169,068            91,255           103,809
                                                                ------------      ------------      ------------
       Balance, end of year                                     $  4,863,181      $  4,024,171      $  3,591,958
                                                                ============      ============      ============

          The total recorded investment in impaired loans was $1,690,592 and $1,418,094 at December 31, 1998 and 1997, respectively. None of these loans had a specific allowance for loan losses at December 31, 1998 and 1997 determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1998 and 1997 was $1,404,191 and $1,577,977, respectively. Interest income recognized by the Company on impaired loans was not significant.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          The Banks have granted loans to certain related parties, including directors, executive officers and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

                    Balance, beginning of year                  $    7,399,598
                       Advances, including renewals                  6,834,520
                       Repayments, including renewals               (5,921,748)
                       Changes in directors                            (30,031)
                                                                --------------
                    Balance, end of year                        $    8,282,339
                                                                ==============

NOTE 4.PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                           December 31,
                                                      1998              1997
                                                -------------     -------------
          Land                                  $   2,408,053     $   1,966,267
          Buildings                                 9,749,186         7,080,247
          Equipment                                10,399,876         9,362,724
          Construction in process                       1,250         1,392,330
                                                -------------     -------------
                                                   22,558,365        19,801,568
          Accumulated depreciation                 (9,095,092)       (7,686,542)
                                                -------------     -------------
                                                $  13,463,273     $  12,115,026
                                                =============     =============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 5. DEPOSITS

          At December 31, 1998, the scheduled maturities of time deposits are as follows:

             1999                                           $   177,718,081
             2000                                                21,890,436
             2001                                                 6,373,446
             2002                                                 5,261,078
             2003                                                14,425,972
             Thereafter                                             157,822
                                                            ---------------
                                                            $   225,826,835
                                                            ===============

           At December 31, 1998, the Company has brokered time deposits of $1,584,000.


NOTE 6. OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                                      December 31,
                                                                                               -------------------------
                                                                                                   1998           1997
                                                                                               -----------     ---------
              Note payable to bank, interest due quarterly at prime minus 1% or
               6.75% at December 31, 1998, collateralized by 50,000 shares of common
               stock of Community Bank & Trust-Habersham.  Matures July 31, 1999.              $   808,200     $ 462,299


               Advance from the Federal Home Loan Bank with interest due
                 quarterly at 4.96%, due September 15, 2003.                                     5,000,000             -
                                                                                               -----------     ---------
                                                                                               $ 5,808,200     $ 462,299
                                                                                               ===========     =========
          Advances are collateralized by blanket floating liens on qualifying first mortgages.  At December 31, 1998, aggregate maturities of other borrowings are as follows:

                1999                                                                                        $    808,200
                2003                                                                                           5,000,000
                                                                                                            ------------
                                                                                                            $  5,808,200
                                                                                                            ============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 7.  EMPLOYEE BENEFIT PLANS

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

                                                    1998                      1997                       1996
                                            ----------------------   -----------------------    -----------------------
                                                        Weighted-                  Weighted-                  Weighted-
                                                         Average                    Average                    Average
                                                         Exercise                   Exercise                   Exercise
                                             Number        Price       Number        Price        Number        Price
                                             ------     ----------     ------     ----------     -------      ----------
         Under option, beginning of year     39,000     $    9.85     204,000     $    6.42      204,000     $     6.42
           Granted                              -              -           -             -           330          11.50
           Exercised                            -              -     (165,000)         5.60         (330)         11.50
                                             ------     ---------    --------     ---------      -------     ----------
         Under option, and
             exercisable, end of year        39,000     $    9.85      39,000     $    9.85      204,000     $     6.42
                                             ======                  ========                    =======

            The weighted average remaining contractual life of options and options exercisable at December 31, 1998 was six years.

            As permitted by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the year ended December 31, 1996. The pro forma expense related to the grant of options for the year ended December 31, 1996 was approximately $1,000, and would not have changed earnings per share.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 7. EMPLOYEE BENEFIT PLANS (Continued)

401(K) Plan


            The Company has a contributory 401(K) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the years ended December 31, 1998, 1997 and 1996 amounted to $77,668, $77,799 and
            $26,237, respectively.


Employee Stock Ownership Plan

            In 1996 the Company established an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements. The Plan was established on January 1, 1996 in connection with the termination of the Company's Profit Sharing Plan. Contributions to the Plan are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances. For the years ended December 31, 1998, 1997 and 1996, the Company made cash contributions of $820,007, $644,133 and $488,500, respectively, to the Plan.

            In accordance with the Plan, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of distribution. The purchase price of the common stock would be based on the fair market value of the Company's common stock as of the annual valuation date which precedes the date the put option is exercised. No participant has exercised these rights since the inception of the Plan, and no significant cash outlay is expected during 1999. However, since the redemption of common stock is outside the control of the Company, the Company's maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders' equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company's maximum cash obligation and has been reflected as a reduction of retained earnings.

            At December 31, 1998, the ESOP held 344,531 shares and 19,085 committed-to-be-released shares. Shares held by the ESOP are considered outstanding for purposes of calculating the Company's earnings per share.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 8. INCOME TAXES

          Income tax expense consists of the following:

                                                                                       December 31,
                                                                    ------------------------------------------------
                                                                          1998            1997               1996
                                                                    ------------     -------------     -------------
              Current                                               $  3,782,531     $   2,865,339     $  2,112,253
              Deferred                                                  (292,525)         (195,033)        (197,515)
              Current tax effect of net operating loss carryforward      (45,509)          (45,509)         (45,509)
                                                                    ------------     -------------     ------------
                          Income tax expense                        $  3,444,497     $   2,624,797     $  1,869,229

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                            December 31,
                                        -------------------------------------------------------------------------------
                                                    1998                        1997                       1996
                                        -------------------------    ----------------------      ----------------------
                                             Amount      Percent         Amount     Percent         Amount      Percent
                                        --------------   --------    ------------   -------      ------------   -------
           Tax provision at statutory   $   3,561,908      34  %     $  2,812,331     34  %      $  2,010,564     34  %
           rate
              Tax-exempt interest            (615,376)     (6)           (477,425)    (6)            (351,027)    (6)
              Disallowed interest              93,901       1              70,054      1               47,859      1
              Current tax effect of net
                operating loss                (45,509)      -             (45,509)     -              (45,509)    (1)
                carryforward
              Nondeductible expenses           17,445       -              38,012      -               59,692      1
              State income taxes              454,555       4             264,672      3              154,777      3
              Other items                     (22,427)      -             (37,338)     -               (7,057)     -
                                        -------------      -----     ------------     -----      ------------     -----
            Income tax expense          $   3,444,497      33  %     $  2,624,797     32  %      $  1,869,299     32  %
                                        =============      =====     ============     =====      ============     =====

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 8.  INCOME TAXES (Continued)

            The components of deferred income taxes are as follows:

                                                                                               December 31,
                                                                                    --------------------------------
                                                                                          1998              1997
                                                                                    --------------     -------------
               Deferred tax assets:
                 Loan loss reserves                                                 $   1,506,432      $  1,181,092
                 Net operating loss carryforward                                          139,622           185,131
                 Valuation allowance                                                     (139,622)         (185,131)
                                                                                    -------------      ------------
                                                                                        1,506,432         1,181,092
                                                                                    -------------      ------------
               Deferred tax liabilities:
                 Depreciation                                                              96,907            90,688
                 Accretion                                                                141,942           145,792
                 Unrealized gain on securities available-for-sale                         151,062            86,930
                 Other                                                                     30,670               224
                                                                                    -------------      ------------
                                                                                          420,581           323,634
                                                                                    -------------      ------------

               Net deferred tax assets                                              $   1,085,851      $    857,458
                                                                                    =============      ============

          At December 31, 1998, the Company has available net operating loss carryforwards of approximately $410,000 for Federal income tax purposes. If unused, the carryforwards will expire in 2009.


NOTE 9. EARNINGS PER COMMON SHARE

          Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 6. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 9. EARNINGS PER COMMON SHARE (Continued)

          Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996.

                                                                                     Year Ended December 31,
                                                                        --------------------------------------------------
                                                                              1998               1997              1996
                                                                        -------------     --------------     -------------
                     Basic Earnings Per Share:
                       Weighted average common shares outstanding           2,169,830          2,065,908         1,961,597
                                                                        =============     ==============     =============

                       Net income                                       $   7,031,704     $    5,646,766     $   4,044,195
                                                                        =============     ==============     =============

                       Basic earnings per share                         $        3.24     $         2.73     $        2.06
                                                                        =============     ==============     =============

                     Diluted Earnings Per Share:
                       Weighted average common shares outstanding           2,169,830          2,065,908         1,961,597
                      Net effect of the assumed exercise of stock
                        options based on the treasury stock method
                        using average market price for the year         $      28,029     $      107,203     $     129,822
                                                                        -------------     --------------     -------------


                      Total weighted average common shares and
                        common stock equivalents outstanding                2,197,859          2,173,111         2,091,419
                                                                        =============     ==============     =============

                      Net income                                        $   7,031,704     $    5,646,766     $   4,044,195
                                                                        =============     ==============     =============

                      Diluted earnings per share                        $        3.20     $         2.60     $        1.93
                                                                        =============     ==============     =============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

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

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                         December 31,
                                                               ---------------------------------
                                                                    1998                1997
                                                               -------------      --------------
               Commitments to extend credit                    $  24,022,572      $   20,312,022
               Standby letters of credit                           4,733,485           3,353,500
                                                               -------------      --------------
                                                               $  28,756,057      $   23,665,522
                                                               =============      ==============

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, crops, and personal property.

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

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          The Company has leased thirteen various properties and telephone equipment under various noncancelable agreements which expire between January 1, 1998 to January 8, 2011 and require various minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.


          The total minimum rental commitment at December 31, 1998 is due as follows:

             During the year ending December 31:
               1999                                          $   469,500
               2000                                              408,684
               2001                                              310,700
               2002                                              186,706
               2003                                               18,651
               Due thereafter                                     85,467
                                                             -----------
                                                             $ 1,479,708
                                                             ===========

          The total rental expense for the years ended December 31, 1998, 1997 and 1996 was $467,546, $512,293 and $360,978, respectively.

Year 2000

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that; (1) the modifications and conversions will remedy all deficiencies,
          (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 11. CONCENTRATIONS OF CREDIT


          The banking subsidiaries originate primarily commercial, residential, and consumer loans to customers in their local communities and surrounding counties. The ability of the majority of the Banks' customers to honor their contractual loan obligations is dependent on their local economy as well as the economy in the metropolitan Atlanta and Montgomery areas.

          Thirty-seven percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans is in the Banks' primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

          The Company's loan portfolio also includes a concentration, 51% of the total portfolio, of commercial, financial, and agricultural loans. These loans represent loans made primarily to local businesses in the Banks' market areas. A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust - Habersham, which are outside the Banks' primary market areas. The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

          Other significant concentrations of credit by type of loan are set forth in Note 3. The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $3,000,000, $1,075,000, $500,000, and $987,500 for Community
          Bank & Trust - Habersham; Jackson; Alabama; and Troup;
          respectively.


NOTE 12.  REGULATORY MATTERS


          The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $4,503,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 12.  REGULATORY MATTERS (Continued)


          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Banks meet all capital adequacy requirements to which they are subject.

          As of December 31, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.
          The Company and Banks' actual capital amounts and ratios are presented in the following tables.

                                                                                                             To Be Well
                                                                                    For Capital           Capitalized Under
                                                                                      Adequacy            Prompt Corrective
                                                              Actual                  Purposes            Action Provisions
                                                     ----------------------     -------------------    ----------------------
                                                       Amount        Ratio        Amount      Ratio      Amount        Ratio
                                                     ----------    --------     ----------  --------   ---------     --------
                                                                              (Dollars in Thousands)
                                                     ------------------------------------------------------------------------
          As of December 31, 1998
            Total Capital
                (to Risk Weighted Assets):
               Consolidated                          $   41,630      12.12%     $   27,474    8.00%    $   34,342      10.00%
               Community Bank & Trust - Habersham    $   24,918      13.01%     $   15,321    8.00%    $   19,511      10.00%
               Community Bank & Trust - Jackson      $    8,524      10.14%     $    6,724    8.00%    $    8,405      10.00%
               Community Bank & Trust - Alabama      $    3,315      11.70%     $    2,267    8.00%    $    2,834      10.00%
               Community Bank & Trust - Troup        $    4,389      14.30%     $    2,455    8.00%    $    3,069      10.00%
            Tier I Capital
                (to Risk Weighted Assets):
               Consolidated                          $   37,330      10.87%     $   13,737    4.00%    $   20,605       6.00%
               Community Bank & Trust - Habersham    $   22,521      11.76%     $    7,660    4.00%    $   11,491       6.00%
               Community Bank & Trust - Jackson      $    7,470       8.89%     $    3,362    4.00%    $    5,043       6.00%
               Community Bank & Trust - Alabama      $    2,960      10.44%     $    1,134    4.00%    $    1,700       6.00%
               Community Bank & Trust - Troup        $    4,004      13.05%     $    1,228    4.00%    $    1,841       6.00%
            Tier I Capital (to Average Assets):
                 Consolidated                        $   37,330       8.42%     $   17,737    4.00%    $   22,171       5.00%
               Community Bank & Trust - Habersham    $   22,521       8.58%     $   10,500    4.00%    $   13,125       5.00%
               Community Bank & Trust - Jackson      $    7,470       6.71%     $    4,455    4.00%    $    5,569       5.00%
               Community Bank & Trust - Alabama      $    2,960       7.19%     $    1,648    4.00%    $    2,059       5.00%
               Community Bank & Trust - Troup        $    4,004       9.31%     $    1,721    4.00%    $    2,151       5.00%

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 12.  REGULATORY MATTERS (Continued)

                                                                                                             To Be Well
                                                                                    For Capital           Capitalized Under
                                                                                      Adequacy            Prompt Corrective
                                                              Actual                  Purposes            Action Provisions
                                                     ----------------------     -------------------    ----------------------
                                                       Amount        Ratio        Amount      Ratio      Amount        Ratio
                                                     ----------    --------     ----------  --------   ---------     --------
                                                                              (Dollars in Thousands)
                                                     ------------------------------------------------------------------------
                 As of December 31, 1997
            Total Capital
                (to Risk Weighted Assets):
               Consolidated                          $   34,644      12.43%     $   22,297    8.00%    $   27,871      10.00%
               Community Bank & Trust - Habersham    $   20,147      13.21%     $   12,201    8.00%    $   15,251      10.00%
               Community Bank & Trust - Jackson      $    6,456      11.11%     $    4,649    8.00%    $    5,811      10.00%
               Community Bank & Trust - Alabama      $    2,827      12.02%     $    1,882    8.00%    $    2,352      10.00%
               Community Bank & Trust - Troup        $    4,117      16.39%     $    2,010    8.00%    $    2,512      10.00%
            Tier I Capital
                (to Risk Weighted Assets):
               Consolidated                          $   31,441      11.28%     $   11,149    4.00%    $   16,724       6.00%
               Community Bank & Trust - Habersham    $   18,237      11.96%     $    6,099    4.00%    $    9,149       6.00%
               Community Bank & Trust - Jackson      $    5,726       9.86%     $    2,323    4.00%    $    3,484       6.00%
               Community Bank & Trust - Alabama      $    2,532      10.77%     $      940    4.00%    $    1,411       6.00%
               Community Bank & Trust - Troup        $    3,801      15.13%     $    1,005    4.00%    $    1,507       6.00%
            Tier I Capital (to Average Assets):
                 Consolidated                        $   31,441       8.26%     $   15,226    4.00%    $   19,032       5.00%
               Community Bank & Trust - Habersham    $   18,237       8.34%     $    8,747    4.00%    $   10,933       5.00%
               Community Bank & Trust - Jackson      $    5,726       7.24%     $    3,164    4.00%    $    3,954       5.00%
               Community Bank & Trust - Alabama      $    2,532       7.00%     $    1,447    4.00%    $    1,809       5.00%
               Community Bank & Trust - Troup        $    3,801      10.58%     $    1,437    4.00%    $    1,796       5.00%

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


Cash, Due From Banks, Interest-Bearing Deposits in Banks, and Federal
Funds Sold:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair value.

Securities:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models using current market interest rates offered for loans with similar terms to borrowers of similar credit quality.
            Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of underlying collateral.

Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates being offered on certificates with similar remaining maturities.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

          The estimated fair values of the Company's financial instruments were as follows:

                                                             December 31, 1998                 December 31, 1997
                                                 ---------------------------------    -----------------------------------
                                                      Carrying            Fair             Carrying            Fair
                                                       Amount             Value             Amount             Value
                                                 ---------------    --------------    ---------------    ----------------
   Financial assets:
      Cash, due from banks, interest-bearing
        deposits in banks, and Federal           $    50,113,872    $   50,113,872    $    30,685,944    $    30,685,944
        funds sold
      Securities available-for-sale                   42,525,208        42,525,208         53,282,114         53,282,114
      Securities held-to-maturity                     30,915,014        32,173,821         28,718,651         29,557,804
      Loans held for sale                                699,498           699,498          2,560,915          2,560,915
      Loans                                          308,574,592       312,879,502        238,636,411        244,449,085
      Accrued interest receivable                      5,976,235         5,976,235          4,789,175          4,789,175

   Financial liabilities:
      Deposits                                       405,282,873       403,726,281        335,544,825        335,320,418
      Other borrowings                                 5,808,200         5,808,200            462,299            462,299
      Accrued interest payable                         4,313,396         4,313,396          3,133,011          3,133,011
      Redeemable common stock                         14,253,747        14,253,747         10,621,891         10,621,891

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 14.  SEGMENT INFORMATION

          The Company's operations have been classified into two reportable segments, banking and bank consulting services. The banking segment involves traditional banking services offered through its four wholly-owned bank subsidiaries. Financial Supermarkets, Inc. provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. In connection with the establishment of a Supermarket Bank, Financial Supermarkets provides consulting services ranging from providing alternative construction designs to coordinating employee training. Financial Solutions, a division of Financial Supermarkets, Inc. was formed to provide various consulting services to the financial institution industry including compliance, operational, advertising, marketing and travel related services.

          The Company's reportable segments are organizations that offer different products and services. They are managed separately because of products and services, marketing strategies, and the regulatory environments in which the Banks operate. In addition, the Banks geographically are located in the Southeast and employ similar business strategies and are evaluated using similar performance expectations. The bank consulting segment operates throughout the United States.

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

          Selected segment information by industry segment for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                    Reportable Segments
                                                               ------------------------------------------------------------
                                                                                 Financial          All
               For the Year Ended December 31, 1998               Banking       Supermarkets       Other           Total
               -------------------------------------------     ------------    -------------   ------------    -----------
               Interest income                                 $ 34,903,053    $    434,067    $      7,636    $ 35,344,756
               Interest expense                                  16,651,395              -           30,781      16,682,176
               Intersegment net interest income (expense)          (403,187)        395,551           7,636              -
               Net interest income                               18,251,658         434,067         (23,145)     18,662,580
               Other revenue from external customers              4,185,170       9,043,292         152,523      13,380,985
               Intersegment other revenues                                -         126,195       1,451,520       1,577,715
               Depreciation and amortization                      1,476,554         132,464         264,867       1,873,885
               Provision for loan losses                          1,164,950              -               -        1,164,950
               Segment profit                                     4,505,680       3,485,106        (971,896)      7,018,890
               Segment assets                                   470,906,187      13,756,048       2,195,710     486,857,945
               Expenditures for premises and equipment            2,620,509         260,104          50,883       2,931,496

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 14. SEGMENT INFORMATION (Continued)

                                                                                  Reportable Segments
                                                               -------------------------------------------------------------
                                                                                 Financial           All
               For the Year Ended December 31, 1997                Banking      Supermarkets        Other           Total
               -------------------------------------------     -------------    ------------    ------------   -------------
               Interest income                                 $  28,484,716    $    360,350    $      7,515   $  28,852,581
               Interest expense                                   13,298,033              -           42,086      13,340,119
               Intersegment net interest income (expense)           (334,340)        326,825           7,515              -
               Net interest income                                15,186,683         360,350         (34,571)     15,512,462
               Other revenue from external customers               3,517,131       8,819,917          82,082      12,419,130
               Intersegment other revenues                                -          117,221       1,365,200       1,482,421
               Depreciation and amortization                       1,203,921         129,460          65,836       1,399,217
               Provision for loan losses                             936,216              -               -          936,216
               Segment profit                                      3,480,412       2,548,043        (394,503)      5,633,952
               Segment assets                                    380,142,578       9,933,018       2,055,595     392,131,191
               Expenditures for premises and equipment             4,074,703         163,420       1,096,207       5,334,330

                                                                                  Reportable Segments
                                                               -------------------------------------------------------------
                                                                                 Financial           All
               For the Year Ended December 31, 1996               Banking       Supermarkets        Other           Total
               -------------------------------------------     -------------    ------------    ------------   -------------
               Interest income                                 $  24,457,630   $     166,820    $      4,641   $  24,629,091
               Interest expense                                   11,336,860              -           63,365      11,400,225
               Intersegment net interest income (expense)           (162,606)        157,965           4,641              -
               Net interest income                                13,120,770         166,820         (58,724)     13,228,866
               Other revenue from external customers               2,794,059       5,544,966          53,102       8,392,127
               Intersegment other revenues                                -          221,476       1,155,600       1,377,076
               Depreciation and amortization                         762,328         112,218          61,172         935,718
               Provision for loan losses                             757,262              -               -          757,262
               Segment profit                                      3,211,433       1,342,933        (388,335)      4,166,031
               Segment assets                                    311,705,177       9,299,430       1,200,572     322,205,179
               Expenditures for premises and equipment             3,266,025         168,461          61,207       3,495,693

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 14. SEGMENT INFORMATION (Continued)

                                                                           1998             1997             1996
                                                                      ------------    --------------    -------------
                 Net Interest Income
                 -------------------

                 Total net interest income for reportable segments    $ 18,685,725    $   15,547,033    $  13,287,590
                 Non-reportable segment net interest income                (23,145)          (34,571)         (58,724)
                                                                      ------------    --------------    -------------
                     Total consolidated net interest income           $ 18,662,580    $   15,512,462    $  13,228,866
                                                                      ============    ==============    =============

                 Other Income
                 ------------

                 Total other income for reportable segments           $ 14,806,177    $   12,454,269    $   8,560,501
                 Non-reportable segment other income                       152,523         1,447,282        1,208,702
                 Elimination of intersegment other income               (1,577,715)       (1,482,421)      (1,377,076)
                                                                      ------------    --------------    -------------
                     Total consolidated other income                  $ 13,380,985    $   12,419,130    $   8,392,127
                                                                      ============    ==============    =============

                 Net Income
                 ----------

                 Total profit for reportable segments                 $  7,990,786    $    6,028,455    $   4,554,366
                 Non-reportable segment loss                              (971,896)         (394,503)        (388,335)
                 Elimination of intersegment (gains) losses                 12,814            12,814         (121,836)
                                                                      ------------    --------------    -------------
                      Total consolidated other income
                                                                      $  7,031,704    $    5,646,766    $   4,044,195
                                                                      ============    ==============    =============

                 Total Assets

                 Total assets for reportable segments                 $484,662,235    $  390,075,596    $ 321,004,607
                 Non-reportable segment assets                           2,195,710         2,055,595        1,200,572
                 Elimination of intersegment assets                    (26,264,505)      (15,051,675)      (6,626,265)
                                                                      ------------    --------------    -------------
                      Total consolidated assets                       $460,593,440    $  377,079,516    $ 315,578,914
                                                                      ============    ==============    =============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 15. SUPPLEMENTAL FINANCIAL DATA

             Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                             December 31,
                                                                            --------------------------------------------
                                                                                1998            1997             1996
                                                                            ------------     ----------      -----------
                       Data processing                                      $    948,644     $  385,795      $   422,188
                       Travel expenses                                           469,126        583,208          531,488
                       Office supply expenses                                    460,341        437,375          373,163


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION


            The following information presents the condensed balance sheets as of December 31, 1998 and 1997 and the statements of income and cash flows as of and for the years ended December 31, 1998, 1997 and 1996:

                                                               CONDENSED BALANCE SHEETS
                                                              DECEMBER 31, 1998 AND 1997
                                                                                       1998              1997
                                                                                  --------------    -------------
               Assets
                 Cash                                                             $      547,686    $     104,201
                 Investment in subsidiaries                                           39,703,016       32,379,558
                 Equipment                                                               923,645        1,162,677
                 Other assets                                                            593,572          788,717
                                                                                  --------------    -------------
                           Total assets                                           $   41,767,919    $  34,435,153
                                                                                  ==============    =============
               Liabilities
                 Other borrowings                                                 $      808,200    $     462,299
                 Other liabilities                                                       385,082          197,515
                                                                                  --------------    -------------
                           Total liabilities                                           1,193,282          659,814
                                                                                  --------------    -------------
               Redeemable common stock                                                14,253,747       10,621,891
                                                                                  --------------    -------------
                Shareholders' equity                                                  26,320,890       23,153,448
                                                                                  --------------    -------------
                           Total liabilities, redeemable common stock,
                              and shareholders' equity                            $   41,767,919    $  34,435,153
                                                                                  ==============    =============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 16.  PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

                                                               CONDENSED STATEMENTS OF INCOME
                                                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998               1997               1996
                                                              ------------       ------------       ------------
        Income
          Dividends from subsidiaries                         $  1,250,000       $  1,120,000       $     800,000
          Interest                                                   7,636              7,515               4,641
          Other income                                           1,506,545          1,447,282           1,208,703
                                                              ------------       ------------       -------------
                                                                 2,764,181          2,574,797           2,013,344
                                                              ------------       ------------       -------------

        Expense
          Interest                                                  30,781             42,086              63,365
          Salaries and employee benefits                         1,335,771          1,174,798           1,109,826
          Equipment expense                                        349,484            306,851             213,985
          Other expense                                          1,027,698            425,565             367,183
                                                              ------------       ------------       -------------
                                                                 2,743,734          1,949,300           1,754,359
                                                              ------------       ------------       -------------


                  Income before income tax  benefits and
                    equity in undistributed earnings of             20,447            625,497             258,985
                    subsidiaries

        Income tax benefits                                       (280,000)          (100,000)           (152,680)
                                                              ------------       ------------       -------------
                  Income before equity in undistributed
                  income of subsidiaries                           300,447            725,497             411,665

        Equity in undistributed income of subsidiaries           6,727,261          4,917,273           3,754,367
                                                              ------------       ------------       -------------

                  Net income                                  $  7,027,708       $  5,642,770       $   4,166,032
                                                              ============       ============       =============

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 16.  PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

                                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                         YEARS ENDED DECEMBER 31, 1998 ,1997 AND 1996

                                                                     1998              1997               1996
                                                                -------------     -------------     --------------
        OPERATING ACTIVITIES
          Net income                                            $   7,027,708     $   5,642,770     $    4,166,032

          Adjustments to reconcile net income to net
             cash provided by operating activities:
             Depreciation and amortization                            270,799            65,836             61,172
             Undistributed earnings of subsidiaries                (6,727,261)       (4,917,273)        (3,754,367)
             Other operating activities                               367,725          (518,268)            60,433
                                                                -------------     -------------     --------------

                    Net cash provided by operating activities         938,971           273,065            533,270
                                                                -------------     -------------     --------------
        INVESTING ACTIVITIES

          Purchases of premises and equipment                         (22,856)       (1,115,771)           (61,207)
          Investment in subsidiary                                   (500,000)               -          (1,000,000)
          Disposal of premises and equipment                               -             19,564            167,979
                                                                -------------     -------------     --------------
                    Net cash used in investing activities            (522,856)       (1,096,207)          (893,228)
                                                                -------------     -------------     --------------

        FINANCING ACTIVITIES
          Increase in other borrowings                                500,000                -           1,616,399
          Repayment of other borrowings                              (154,099)         (154,100)        (1,786,939)
          Proceeds from the issuance of common stock                       -            924,700          1,003,795
          Dividends paid                                             (318,531)         (285,728)          (261,023)
                                                                -------------     -------------     --------------

                    Net cash provided by financing activities          27,370           484,872            572,232
                                                                -------------     -------------     --------------

        Net increase (decrease) in cash                               443,485          (338,270)           212,274

        Cash at beginning of year                                     104,201           442,471            230,197
                                                                -------------     -------------     --------------

        Cash at end of year                                     $     547,686     $     104,201     $      442,471
                                                                =============     =============     ==============
       SUPPLEMENTAL DISCLOSURE
          Cash paid during the year for interest                $      30,781     $      42,086     $       63,365

        NONCASH TRANSACTION
          Unrealized (gains) losses on securities available-    $      96,196     $    (204,562)    $       (9,262)
           for-sale

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 25th of March, 1999.

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

     Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 25th day of March, 1999.

     Signature                                    Title
     ---------                                    -----
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

                                 EXHIBIT INDEX


Exhibit No.                Description

10.7 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 31,
          1998.

21.0      List of Subsidiaries of Registrant

24.0 A Power of Attorney is set forth on the signature pages to this Form 10-K.

27        Financial Data Schedule (for SEC use only).