Form 10-Q
period 1999-03-31
COMMUNITY BANKSHARES INC /GA/
filed 1999-05-17
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C. 20549
FORM 10-Q
Mark One

      /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934
                For the quarter period ended March 31, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
May 1, 1999:  2,159,830



                         COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                                     INDEX

                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Balance Sheet -
      March 31, 1999 and December 31, 1998          2

      Consolidated Statements of Operations
      and Comprehensive Income for Three
      Months Ended March 31, 1999 and 1998          3

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1999 and 1998    4

      Notes to Consolidated Financial Statements    5

Item 2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations 6

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8 - K       7

      Signatures                                    8

                        PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                       COMMUNITY BANKSHARES, INC.
                            AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1999 AND DECEMBER 31, 1998
                         (Dollars in thousands)
                              (Unaudited)


                      Assets                           1999        1998
                                                   ----------  ----------
Cash and due from banks                            $  25,627   $  26,796
Interest-bearing deposits in banks                       443         428
Federal funds sold                                    18,675      22,890
Securities available-for-sale                         47,080      42,525
Securities held-to-maturity (fair value
     $32,071 and $32,174)                             30,883      30,915
Loans held for sale                                    1,250         699

Loans                                                328,190     313,438
Less allowance for loan losses                         4,970       4,863
                                                   ----------  ----------
          Loans, net                                 323,220     308,575
                                                   ----------  ----------

Premises and equipment                                13,859      13,463
Other assets                                          13,874      14,302
                                                   ----------  ----------

          Total assets                             $ 474,911   $ 460,593
                                                   ==========  ==========

       Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                     $  60,855   $  65,266
    Interest-bearing demand                          105,080      94,458
    Savings                                           21,611      19,731
    Time, $100,000 and over                           57,800      67,003
    Other time                                       175,470     158,824
                                                   ----------  ----------
          Total deposits                             420,816     405,282
Other borrowings                                       6,170       5,808
Other liabilities                                      6,407       8,958
                                                   ----------  ----------
          Total liabilities                          433,393     420,048
                                                   ----------  ----------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 363,616
     Shares outstanding, at fair value                14,254      14,254
                                                     --------    --------

Stockholders' equity
    Common stock, par value $1; 5,000,000
        Shares authorized; 2,159,830
        Shares issued and outstanding                  2,170       2,170
    Capital surplus                                    6,036       6,036
    Retained earnings                                 19,103      17,858
    Accumulated other comprehensive income,
         net of tax                                     (45)         227
                                                   ----------  ----------
          Total stockholders' equity                  27,264      26,291
                                                   ----------  ----------

 Total liabilities and stockholders' equity        $ 474,911   $ 460,593
                                                   ==========  ==========

See Notes to Consolidated Financial Statements.

                       COMMUNITY BANKSHARES, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHESIVE INCOME
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (Dollars in thousands, except per share amounts)
                               (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                         1998        1997
                                                   ----------- -----------
Interest income
    Loans                                          $    8,136   $   6,684
    Taxable securities                                    553         755
    Nontaxable securities                                 484         390
    Deposits in banks                                       5          11
    Federal funds sold                                    262         122
                                                   ----------- -----------
          Total interest income                         9,440       7,962
                                                   ----------- -----------

Interest expense on deposits
    Deposits                                            4,124       3,692
    Other borrowings                                       79           8
                                                   ----------- -----------
          Total interest expense                        4,203       3,700
                                                   ----------- -----------

          Net interest income                           5,237       4,262
Provision for loan losses                                 270         190
                                                   ----------- -----------
          Net interest income after
               Provision for loan losses                4,967       4,072
                                                   ----------- -----------

Other income
    Service charges on deposit accounts                   661         602
    Other service charges and fees                        141          83
    Gains on sale of loans                                 57          61
    Trust Department fees                                  46          27
    Net realized gains on sales of securities               0           9
    Nonbank subsidiary non-interest income              1,434       1,659
    Other operating income                                178         159
                                                   ----------- -----------
          Total other income                            2,517       2,600
                                                   ----------- -----------

Other expenses
    Salaries and employee benefits                      2,952       2,350
    Occupancy expense                                     323         303
    Equipment expense                                     606         445
    Other operating expenses                            1,804       1,509
                                                   ----------- -----------
          Total other expenses                          5,685       4,607
                                                   ----------- -----------

          Income before income taxes                    1,799       2,065

Income tax expense                                        467         646
                                                   ----------- -----------

          Net income                               $    1,332   $   1,419
                                                   ----------- -----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
          available-for-sale arising during
          the period                                    (272)          39
          Less:  reclassification adjustment
                    for gains included in net
                    income                                  0           9
                                                   ----------- -----------
     Total other comprehensive income                   (272)          30
                                                   ----------- -----------

          Comprehensive income                     $    1,060   $   1,449
                                                   =========== ===========

Basic earnings per common share                    $     0.61   $    0.65
                                                   ----------- -----------
Diluted earnings per common share                        0.61        0.65
                                                   ----------- -----------
Cash dividends per share of common stock           $   0.0395   $  0.0367
                                                   ----------- -----------

See Notes to Consolidated Financial Statements.

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (Dollars in thousands)
                               (Unaudited)

                                                          1999        1998
                                                       --------    --------
OPERATING ACTIVITIES
    Net income                                       $   1,332   $   1,419
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                      549         443
        Provision for loan losses                          270         190
        Provision for other real estate                      -          10
        Deferred income taxes                             (125)       (107)
        Increase in loans held for sale                   (551)     (1,201)
        Net realized losses on securities
          available-for-sale                                 -          (9)
        Net losses on sale of other real estate              -           -
        Increase in interest receivable                   (604)       (292)
        Increase (decrease) in interest payable           (893)        427
        Increase in taxes payable                          592         753
        (Increase) decrease in accounts
          receivable of nonbank subsidiary                 251        (905)
        (Increase) decrease in work in
          process of nonbank subsidiary                    293         128
        Decrease in accruals and
          payables of nonbank subsidiary                (1,461)     (1,215)
        Other operating activities                         (40)     (1,012)
                                                     ----------  ----------

              Net cash provided by
                (used in) operating activities            (387)     (1,371)
                                                     ----------  ----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale          (9,313)     (3,677)
    Proceeds from sales of securities
      available-for-sale                                     -       1,875
    Proceeds from maturities of securities
      available-for-sale                                 4,305       9,683
    Purchases of securities held-to-maturity              (448)     (1,265)
    Proceeds from maturities of securities
      held-to-maturity                                     480         165
    Net (increase) decrease in Federal funds sold        4,215      (1,535)
    Net increase in interest-bearing
     deposits in banks                                     (15)        (19)
    Net increase in loans                               (14,966)   (24,714)
    Purchase of premises and equipment                    (871)     (1,175)
    Net cash acquired in branch acquisition                  -         171
    Proceeds from sales of other real estate                22          16
                                                     ----------  ----------

              Net cash used in
                investing activities                   (16,591)    (20,475)
                                                     ----------  ----------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                 15,533      18,567
    Increase in other borrowings                           400           -
    Repayment of other borrowings                          (38)        (38)
    Dividends paid                                         (86)        (79)
                                                     ----------  ----------
              Net cash provided by
                financing activities                    15,809      18,450
Net increase (decrease) in cash and
   due from banks                                    $  (1,169)   $ (3,396)

Cash and due from banks at beginning of the Year        26,796      23,957
                                                     ----------  ----------

Cash and due from banks at end of the Year           $  25,627   $  20,561
                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                     $   5,096   $   3,273

        Income taxes                                 $       -   $       -

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale                  $     453   $     (38)

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                                    $      51   $       -


BRANCH ACQUISITION
    Net cash acquired                                $       -   $     171
                                                     ----------    --------

    Loans                                            $       -       2,981
    Premises and equipment                                   -          10
    Other assets                                             -          14
    Core deposit intangible                                  -         759
    Deposits                                                 -      (5,838)
    Other liabilities                                        -         (25)
                                                     ----------    --------

         Net liabilities assumed, net of                     -
           cash and due from banks of $171           $           $  (2,099)
                                                     ==========  ==========

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

 The results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                           Three Months Ended March 31, 1999
                          ( Dollars and shares in Thousands,
                               except per share amounts)

                            Net     Weighted-Average
                           Income       Shares      Per Share
                         (Numerator) (Denominator)    Amount
                         ----------- ------------- -----------
    Basic EPS                 1,332           2,170       0.61
    Effect of Dilutive
    Securities                    0              26
         Stock options       -------         -------    -------
    Diluted EPS               1,332           2,196       0.61
                             =======         =======    =======

                           Three Months Ended March 31, 1998
                           (Dollars and shares in Thousands,
                               except per share amounts)

                            Net     Weighted-Average
                           Income       Shares       Per Share
                         (Numerator) (Denominator)     Amount
                         ----------- --------------  ---------
    Basic EPS               $ 1,419         $ 2,170     $ 0.65
    Effect of Dilutive
    Securities                    0              26
         Stock options       ------          ------     ------
    Diluted EPS             $ 1,419         $ 2,196     $ 0.65
                             ======          ======     ======



 NOTE 4    SEGMENT INFORMATION

 Selected segment information by industry segment for the periods ended March 31, 1999 and 1998 is as follows:

                                              Reportable Segments
                                            (Dollars in thousands)
                                    ----------------------------------------
                                                           All
         For the Period Ended         Banking   Financial Other     Total
         March 31, 1999                         Super-
                                                markets
         ---------------------------  --------  -------- --------- ---------
         Revenue from external       $ 10,648  $  1,494   $    42 $  12,184
         customers
         Intersegment revenues           (122)      153       395       426
         (expenses)
         Segment profit (loss)          1,170       460      (247)    1,383
         Segment assets             $ 487,626  $ 12,955   $ 2,925 $ 503,506


                                              Reportable Segments
                                            (Dollars in thousands)
                                    ----------------------------------------
                                                           All
         For the Period Ended         Banking   Financial Other     Total
         March 31, 1998                         Super-
                                                markets
         ---------------------------  --------  -------- --------- ---------
         Revenue from external       $ 8,941    $ 1,645   $    21  $ 10,607
         customers
         Intersegment revenues           (82)       112       363       393
         Segment profit               $  998    $   551   $  (134) $  1,415



                                        1999      1998
                                      --------- ----------
      Net Income

      Total profit for reportable
      segments                         $ 1,630    $ 1,549
      Non-reportable segment loss         (247)      (134)
      Elimination of intersegment          (51)         4
      (gains) losses
                                      --------- ----------
         Total consolidated other
         income                        $ 1,332    $ 1,419
                                      ========= ==========

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

 Financial Condition

 As of March 31, 1999, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1998. Total assets, loans, and deposits increased by 3.11%, 4.87% and 3.83% respectively. The growth in deposits and loans is higher than prior year, but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

 Liquidity

 As of March 31, 1999, the Liquidity Ratio was 25.13% which is within the Companys target range of 25 - 30%. The banks have available lines of credit to meet liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

 Interest Rate Risk

 The Company's overall interest rate risk was less than 5% of net interest income subjected to rising and falling rates of 200 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

 Capital

 Banking regulation requires the Company to maintain capital levels in relation to Company assets. At March 31, 1999, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at March 31, 1999 were as follows:


                                      Actual        Regulatory
                                                       Minimum
    Leverage                           8.34%             4.00%
        Risked Based
    Capital ratios:
        Core Capital                  10.90%             4.00%
        Total Capital                 12.15%             8.00%



 Results of Operation

 Net interest income for the three month period ended March 31, 1999 increased 12.11% to $5,237,000 over $4,262,000 for the same period for 1998. Interest income for the three month period was up by 18.56% from $7,962,000 to $9,440,000. This increase in interest income is due to an increase in earning assets of 20.27% or $71,892,000 at March 31, 1999, compared to March 31, 1998. For the first three months of 1999, earning assets increased by $15,626,000 or 3.80%. The largest increase in earning assets since March 31, 1998 was the increase in loans of $58,361,000 or 21.53%. Investment securities increased by $2,696,000 while Federal Funds sold increased by $11,180,000. Interest expense on interest bearing deposits was up by $432,000 or 11.70% for the first three months of 1999 over the same period for 1998. This increase in interest expense is due to an increase in interest bearing deposits of 19.52% or $58,795,000 at March 31, 1999, compared to March 31, 1998. For the first three months of 1999, interest bearing deposits increased by $19,945,000 or 5.87%. The increase in interest income, interest expense, and net interest income were all consistent with budget projections made by management and is on target to be consistent with annual projections.

 The provision for loan losses was $270,000 and $190,000 for the first three months of 1999 and 1998, respectively. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $1,028,412 for its un-guaranteed portion of SBA loans.

 The following table furnishes information on the Loan Loss Reserve for the current three month reporting period and the same period for 1999.

                                             1999      1998
     Beginning Balance                    $ 4,863   $ 4,024

     Less Charge Offs:
          Real Estate Loans                    23         0
          Commercial Loans                     85        19
          Consumer Loans                      113        72
          Credit Cards                          7         0

     Plus Recoveries
          Real Estate Loans                     4         0
          Commercial Loans                     18         5
          Consumer Loans                       41        29
          Credit Cards                          2         0

     Plus Provision                           270       190
                                          --------  --------
     Ending Balance                       $ 4,970   $ 4,157
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

The Provision for Loan Losses for the three month period ended March 31, 1999 represented 118% of charge offs for the same period, while the provision for the first three months of 1998 represented 209% of the charge offs recorded in that period. The reserve at the end of March 31, 1999 represented 292% of non-accrual loans while the reserve at March 31, 1998 represented 536% of non-accrual loans. The Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets. The Loan Loss Reserve balance to total loan ratio at March 31, 1999 was 1.51% as compared to 1.53% at March 31, 1998. Management considered the Loan loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt

                                 March 31, 1999

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       still
                                      accruing
    Real Estate Loans         $ 167      $   409         $   0
    Commercial Loans            262        1,003           762
    Consumer Loans              388          292             0
                              ------      -------        ------
    Total                     $ 817      $ 1,704         $ 762
                              ======      =======        ======

                                 March 31, 1998

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       still
                                      accruing
    Real Estate Loans          $  8        $  45         $   0
    Commercial Loans            326          194           590
    Consumer Loans              441          125             0
                              ------       ------        ------
    Total                      $775        $ 364         $ 590
                              ======       ======        ======

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

 Other income decreased by 3.19% or $83,000 during the three month period ended March 31, 1999 as compared to the same period for 1998. Other income decreased by $225,000 in the first quarter of 1999 compared to 1998, due to fewer installations of supermarket bank units in the first quarter. Service charges on deposit accounts increased by $59,000 or 9.80% as compared to the same period for 1998. The major increase was the increase in non-sufficient funds (NSF) charges of $50,000 and the increase in stop payment fees of 7,000. Both NSF charges and stop payment fees increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The increase of $58,000 in other service charges and fees is a result of the overall growth in deposit customers the banks have experienced during the three months ended March 31, 1999 compared to the same period in 1988. The gains on sale of loans decreased by $4,000 or 6.56% during the three month period ended March 31, 1999 as compared to the same period for 1998. This decrease is due to a slightly smaller number of SBA loan originations during the first quarter. Trust department income for the first quarter 1999 increased to $46,000 compared to $27,000 for the first quarter of 1998.

 Other operating expenses increased by 22.34% or $1,029,000 for the first three months of 1999 over the same period in 1998. Salaries and benefits increased by $602,000 or 25.62% from the first quarter of 1998 to the first quarter of 1999. This increase is primarily resulting from the increase in full time equivalent employees from 260 at the end of March 1998 to 291 at the end of March 1999. Equipment and occupancy expenses were up by $181,000 or 24.20% for the first quarter of 1999 over the first quarter of 1998. The major increases were depreciation expense of 91,000 and maintenance contracts of $55,000. The increase in full time equivalent employees as well as equipment and occupancy expenses was primarily due to the addition of two supermarket banking centers and one brick and mourtorduring the past twelve months.

 Net income for the three month period was $1,332,000 or a decrease of 6.13% over the same period for 1998. The net income was less than budgeted numbers. Management anticipates earnings to improve as compared to the budgeted figures. However, Management cannot guarantee the overall increase in earnings in 1999 compared to 1998 due to the variation in the number of supermarket bank installations from year to year. The company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

YEAR 2000 COMPLIANCE

The following are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's year 2000 compliance efforts and the impact of year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to newdevelopments.

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

Remediation of the Company's IT and Non-IT Systems. The Company's remediation program was implemented during the first quarter of 1998. In general, the Company believes that because the majority of IT equipment and software is relatively new, and has been certified by the developers as being year 2000 compliant, such equipment and software will only require minor modification to become year 2000 compliant.

During the fourth quarter of 1998, management of the Company determined that it would be necessary to proceed with its traditional software provider, as opposed to the client based software as originally planned. As planned, modifications to the Company's IT equipment and software were complete on March 8, 1999. With respect to the Company's non-IT systems, no remediations were required.

Record retention policies have been amended to include all year 2000 due diligence documents and any new acquisition, upgrades to existing systems, or written agreements are reviewed prior to execution for year 2000 warrants or guarantees of readiness.

Year 2000 Testing.  The Company considers the testing phase of its year
2000 program to be a significant phase of its year 2000 program. In May of l998, a Year 2000 Readiness-Key Milestones Testing Plan was adopted that defined the Company's year 2000 testing strategy (the "Plan"). The Plan will continue to be modified to address any change in the remediation plans as necessary. The Company anticipates that the results of testing will be reviewed by employees independent of in-house testing. In addition, test results will be presented to the Board of Directors of each Community Banking Subsidiary for evaluation. The Company estimates that its year 2000 testing will be complete by May 30, 1999.

Assessment of Third Party Readiness. To the extent possible, the Company has also evaluated the systems of its major business partners, borrowers and suppliers of products and services. The Company has sent out a letter and questionnaire to its major borrowers and suppliers of products and services. The Company has received a majority of responses from these parties and notes no significant year 2000 issues.

Costs to Address Year 2000 Issues

The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter. The Company estimates that costs of assessing, testing, and remediation issues associated with the year 2000 will total approximately $1,200,000. Total costs incurred to date with respect to year 2000 remediations are $1,000,000. The Company anticipates that it will incur
additional costs relating to the remaining modifications of $200,000.   A
majority of these costs have been capitalized, with 62% incurred in connection with the purchase of new software and 38% required as a result of the replacement of hardware. It is anticipated that expenses relating to the independent audit of the test results will be deducted from income.

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


Contingency Plans

In order to fully recognize the risks presented to the Company, "worse case scenarios" have been reasonably identified along with estimated costs for recovery, personnel and other budget items. The Company is in the process of finalizing its contingency planning with respect to the year 2000 date change and believes that should its own systems fail, it could convert to a manual entry system for a period of approximately one month without significant losses. The business resumption plan will be validated by conducting live tests at various banking centers prior to June 31, 1999. The Company is in the process of contracting with a business recovery service for a "hot site" location for disaster recovery or processing due to a failure event.

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



                               COMMUNITY BANKSHARES, INC.


DATE:  May 14, 1999            BY:  /s/  Harry L. Stephens
                                         Harry L. Stephens,
                                         Executive Vice President and
                                         Chief Financial Officer