Form 10-Q
period 1999-06-30
COMMUNITY BANKSHARES INC /GA/
filed 1999-08-16
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C. 20549
FORM 10-Q
Mark One

      /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934
                For the quarter period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1999: 2,172,830

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                                    INDEX

                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Balance Sheet -
      June 30, 1999 and December 31, 1998                             2

      Consolidated Statements of Operations
      and Comprehensive Income for Three
      Months Ended June 30, 1999 and 1998
      and Six Months Ended June 30, 1999
      and 1998                                                        3

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1999 and 1998                         4

      Notes to Consolidated Financial Statements                      5

Item 2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   6

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8 - K                         7

      Signatures                                                      8

                       PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                            (Dollars in thousands)
                                 (Unaudited)

                      Assets                           1999        1998
                                                   ----------  ----------
Cash and due from banks                            $  25,826   $  26,796
Interest-bearing deposits in banks                       457         428
Federal funds sold                                    12,160      22,890
Securities available-for-sale                         47,342      42,525
Securities held-to-maturity (fair value
     $31,233 and $32,174)                             30,875      30,915
Loans held for sale                                    1,157         699

Loans                                                349,703     313,438
Less allowance for loan losses                         5,320       4,863
                                                   ----------  ----------
          Loans, net                                 344,383     308,575
                                                   ----------  ----------

Premises and equipment                                13,603      13,463
Other assets                                          14,860      14,302
                                                   ----------  ----------

          Total assets                             $ 490,663   $ 460,593
                                                   =========  ==========

       Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                     $  73,310   $  65,266
    Interest-bearing demand                          106,457      94,458
    Savings                                           21,744      19,731
    Time, $100,000 and over                           73,119      67,003
    Other time                                       160,722     158,824
                                                   ----------  ----------
          Total deposits                             435,352     405,282
Other borrowings                                       6,131       5,808
Other liabilities                                      6,930       8,958
                                                   ----------  ----------
          Total liabilities                          448,413     420,048
                                                   ----------  ----------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 363,616
     Shares outstanding, at fair value                14,254      14,254
                                                     --------    --------

Stockholders' equity
    Common stock, par value $1; 5,000,000
        Shares authorized; 2,172,830
        Shares issued and outstanding                  2,173       2,170
    Capital surplus                                    6,063       6,036
    Retained earnings                                 20,414      17,858
    Accumulated other comprehensive income,
         Net of tax                                     (654)        227
                                                   ----------  ----------
          Total stockholders' equity                  27,996      26,291
                                                   ----------  ----------

 Total liabilities and stockholders' equity        $ 490,663   $ 460,593
                                                   ==========  ==========

See Notes to Consolidated Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHESIVE INCOME
                THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                      Three Months         Six Months
                                         Ended               Ended
                                        June 30,            June 30,
                                     1999     1998        1999     1998
                                   -----------------  --------- --------
Interest income
    Loans                          $ 8,642  $ 7,349   $ 16,778  $14,033
    Taxable securities                 603      655      1,156    1,410
    Nontaxable securities              494      418        978      808
    Deposits in banks                    5        7         11       18
    Federal funds sold                 176       97        437      219
                                   -------- --------   --------  -------
          Total interest income      9,920    8,526     19,360   16,488
                                   -------- --------   --------  -------

Interest expense on deposits
    Deposits                         4,188    3,911      8,312    7,603
    Other borrowings                    82        9        161       17
                                   -------- --------  --------- --------
          Total interest expense     4,270    3,920      8,473    7,620
                                   -------- --------  --------- --------

          Net interest income        5,650    4,606      10,887   8,868
Provision for loan losses              388      350        657      540
                                   -------- --------  --------- --------
          Net interest income
           after provision
           for loan losses           5,262    4,256      10,230   8,328
                                   -------- --------  --------- --------

Other income
    Service charges on deposit         700      614      1,361    1,216
accounts
    Other service charges and fees     124      173        264      256
    Gains on sale of loans              99      154        156      215
    Trust Department fees               22       27         68       54
    Net realized gains on sales
      of securities                      -        2          -       11
    Nonbank subsidiary
      non-interest income            1,564    1,980      2,999    3,639
    Other operating income             201       86        379      245
                                   -------- --------  --------- --------
          Total other income         2,710    3,036      5,227    5,636
                                   -------- --------  --------- --------

Other expenses
    Salaries and employee benefits   3,246    2,550      6,199    4,900
    Occupancy expense                  346      311        669      614
    Equipment expense                  655      459      1,262      904
    Other operating expenses         1,801    1,560      3,555    3,069
                                   -------- --------  --------- --------
          Total other expenses       6,048    4,880      11,685   9,487
                                   -------- --------  --------- --------

          Income before income
             taxes                   1,924    2,412      3,772    4,477

Income tax expense                     528      793      1,044    1,439
                                   -------- --------  --------- --------

          Net income               $ 1,396  $ 1,619   $  2,728  $ 3,038
                                   -------- --------  --------- --------

Other comprehensive income (loss):
     Unrealized gains (losses) on
       securities Available-for-sale
       arising during the period      (609)      70       (881)     (32)
     Less:  reclassification
            adjustment
            for gains
            included in net
            income                       -        2          -       11
                                   -------- --------  --------- --------
     Total other comprehensive
        income                        (609)      72       (881)     (21)
                                   -------- --------  --------- --------

          Comprehensive income     $   787  $ 1,691   $  1,847  $ 3,107
                                   ======== ========  ========= ========

Basic earnings per common share    $  0.64  $  0.75   $   1.26  $  1.40
                                   -------- --------  --------- --------
Diluted earnings per common share     0.63     0.74       1.24     1.38
                                   -------- --------  --------  ---------
Cash dividends per share of
common stock                       $  .039  $ 0.037   $   .079  $ 0.073
                                   -------- --------  --------- --------

See Notes to Consolidated
Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (Dollars in thousands)
                                 (Unaudited)

                                                       1999        1998
                                                    --------    --------
OPERATING ACTIVITIES
    Net income                                    $   2,728   $   3,038
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                 1,131         928
        Provision for loan losses                       657         540
        Provision for other real estate                   -          10
        Deferred income taxes                          (319)       (141)
        Increase in loans held for sale                (458)       (190)
        Net realized (gains) losses on
          securities available-for-sale                   -         (11)
        Net (gains) losses on sale of other real
          estate                                        (39)         -
        Increase in interest receivable                (428)       (552)
        Increase (decrease) in interest payable        (983)        273
        Increase in taxes payable                       287         573
        Increase (decrease) in accounts
          receivable of nonbank subsidiary              245      (1,617)
        Increase (decrease) in work in
          process of nonbank subsidiary                 (18)        (24)
        Increase (decrease) in accruals and
          payables of nonbank subsidiary             (1,148)       (860)
        Other operating activities                       39      (1,384)
                                                  ----------  ----------

              Net cash provided by
                 operating activities                 1,694         585
                                                  ----------  ----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale      (16,488)     (5,867)
    Proceeds from sales of securities
      available-for-sale                                  -       1,875
    Proceeds from maturities of securities
      available-for-sale                             10,203      12,939
    Purchases of securities held-to-maturity           (448)     (2,209)
    Proceeds from maturities of securities
      held-to-maturity                                  488         830
    Net decrease in Federal funds sold               10,730         180
    Net increase in interest-bearing
     deposits in banks                                  (29)        (60)
    Net increase in loans                           (36,532)    (45,374)
    Purchase of premises and equipment               (1,115)     (2,285)
    Net cash acquired in branch acquisition               -         171
    Proceeds from sales of other real estate            276          16
                                                  ----------  ----------

              Net cash used in
                investing activities                (32,915)    (39,786)
                                                  ----------  ----------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits              30,069      37,181
    Increase in other borrowings                        400           -
    Repayment of other borrowings                       (77)        (76)
    Proceeds from issuance of Common
      Stock                                              30           -
    Dividends paid                                     (171)       (159)
                                                  ----------  ----------
              Net cash provided by
                financing activities                 30,251      36,946
Net increase (decrease) in cash and
   due from banks                                 $   (970)    $ (2,255)

Cash and due from banks at beginning of the
  Period                                             26,796      23,957
                                                  ----------  ----------

Cash and due from banks at end of the Period      $  25,826   $  21,702
                                                  ==========  ==========

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                  $   9,456   $   7,347

        Income taxes                              $   1,076   $   1,007

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale               $   1,468   $      32

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                                 $      67   $
                                                                     29

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

 The results of operations for the six month period ending June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                        Three Months Ended June 30, 1999
                        (Dollars and shares in Thousands,
                            except per share amounts)

                            Net      Weighted-Average
                           Income         Shares       Per Share
                         (Numerator)   (Denominator)     Amount
                          ---------    -------------    -------

    Basic EPS                $1,396           2,172     $ 0.64
    Effect of Dilutive
     Securities
     Stock options                0              27
                             ------          ------     ------
    Diluted EPS              $1,396           2,199     $ 0.63
                             ======          ======     ======

                        Three Months Ended June 30, 1998
                        (Dollars and shares in Thousands,
                            except per share amounts)

                            Net      Weighted-Average
                           Income         Shares       Per Share
                         (Numerator)   (Denominator)     Amount
                          ---------    -------------    -------
    Basic EPS                $1,619           2,170     $ 0.75
    Effect of Dilutive
     Securities
     Stock options                0              26
                             ------          ------     ------
    Diluted EPS              $1,619           2,196     $ 0.74
                             ======          ======     ======

                            Six Months Ended June 30, 1999
                        (Dollars and shares in Thousands,
                            except per share amounts)

                            Net      Weighted-Average
                           Income         Shares       Per Share
                         (Numerator)   (Denominator)     Amount
                          ---------    -------------    -------
    Basic EPS                $2,728           2,171     $ 1.26
    Effect of Dilutive
     Securities
     Stock options                0              27
                             ------          ------     ------
    Diluted EPS              $2,728           2,198     $ 1.24
                             ======          ======     ======

                            Six Months Ended June 30, 1998
                        (Dollars and shares in Thousands,
                            except per share amounts)

                            Net      Weighted-Average
                           Income         Shares       Per Share
                         (Numerator)   (Denominator)     Amount
                          ---------    -------------    -------
    Basic EPS                $3,038           2,170     $ 1.40
    Effect of Dilutive
     Securities
     Stock options                0              26
                             ------          ------     ------
    Diluted EPS              $3,038           2,196     $ 1.38
                             ======          ======     ======

 NOTE 4    SEGMENT INFORMATION

 Selected segment information by industry segment for the reporting periods is as follows:

                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
                                                      All
   For the three month period   Banking   Financial  Other    Total
   ended June 30, 1998                    Supermarkets
   ---------------------------- --------- --------- -------- ---------


   Revenue from external        $  9,584  $  2,013   $   36  $ 11,633
   customers
   Intersegment revenues             (90)      113      366       389
   (expenses)
   Segment profit (loss)        $  1,099  $    740   $ (223) $  1,616


                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
                                                      All
   For the six month period     Banking   Financial  Other     Total
   ended June 30, 1999                    Supermarkets
   ---------------------------- --------- --------- --------  --------

   Revenue from external        $ 21,828  $  3,062   $   85  $ 24,975
   customers
   Intersegment revenues            (244)      307      789       852
   Segment profit               $  2,489  $    817   $ (531) $  2,775



                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
                                                      All
   For the six month period     Banking   Financial  Other     Total
   ended June 30, 1998                    Supermarkets
   ---------------------------- --------- --------- --------  --------

   Revenue from external        $ 18,526  $  3,659   $   58  $ 22,243
   customers
   Intersegment revenues            (172)      225      730       783
   Segment profit               $  2,096  $  1,292   $ (357) $  3,031


                                  For the three        For the six
                                      months             months
                                  Ended June, 30     Ended June, 30
                                ------------------- ------------------

                                    1999      1998     1999      1998
                                --------- --------- --------  --------
   Net Income:
   Total profit for
   reportable segments          $  1,677    $1,839   $3,306    $3,388
   Non-reportable segment loss      (284)     (223)    (531)     (357)
   Elimination of
   intersegment (gains) losses         3         3      (47)        7
                                --------- --------- --------  --------
   Total consolidated
   other income                  $ 1,396    $1,619   $2,728    $3,038
                                ========= ========= ========  ========

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

 Financial Condition

 As of June 30, 1999, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1998. Total assets, loans, and deposits increased by 6.53%, 11.69% and 7.42% respectively. The growth in all areas is slightly less than the same period last year but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

 Liquidity

 As of June 30, 1999, the Liquidity Ratio was 23.20% which is within the Company's target range of 20 - 25%. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

 Interest Rate Risk

 The Company's overall interest rate risk was less than 1% of net interest income subjected to rising and falling rates of 200 basis points.

Capital

 Banking regulation requires the Company to maintain capital levels in relation to Company assets. At June 30, 1999, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1999 were as follows:


                                      Actual        Regulatory
                                                       Minimum
    Leverage                           8.37%             4.00%
        Risked Based
    Capital ratios:
        Core Capital                  10.55%             4.00%
        Total Capital                 11.81%             8.00%

 Results of Operation

 Net interest income for the six month period ended June 30, 1999 is up 22.77% over the same period for 1998, from $8,868,000 to $10,887,000, and is up 22.67% for the three month period ending June 30, 1999 from $4,606,000 to $5,650,000 for 1999. Interest income was up by 17.42% for the six month period ending June 30, 1999 from $16,488,000 to $19,360,000 and up 16.35%
 for the three month period ending June 30, 1999 from $8,526,000 to $9,920,000. Interest expense was up 11.19% or $853,000 for the six month period ended June 30, 1999, over the same period in 1998 and up 8.93% or $350,000 for the three month period ending June 30, 1999, as compared to 1998. The increase in interest income is due to an increase of 18.85% or $70,042,000 in earning assets from June 30, 1998 to June 30, 1999. Investment securities increased slightly by $3,805,000 or 5.11% during the period primarily due to funds being used to fund loan growth. Total loans increased during the last year by $60,229,000 or 20.72%. The increase in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections.

 The provision for loan losses was $657,000 for the first six months of 1999. This provision will fluctuate based on Small Business Administration
 (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $1,042,318 for its un-guaranteed portion of SBA loans.

 The following table furnishes information on the Loan Loss Reserve for the current six month reporting period and the same period for 1998.

                                             1999      1998
     Beginning Balance                    $ 4,863   $ 4,024

     Less Charge Offs:
          Real Estate Loans                  (23)       (7)
          Commercial Loans                  (169)      (34)
          Consumer Loans                    (186)     (165)
          Credit Cards                          0         0

     Plus Recoveries
          Real Estate Loans                     4        18
          Commercial Loans                     33        10
          Consumer Loans                      141        53
          Credit Cards                          0         0

     Plus Provision                           657       540
                                          -------   -------
     Ending Balance                       $ 5,320   $ 4,439
                                          =======   =======

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

The Provision for Loan Losses for the six month period ended June 30, 1999 represented 174% of charge offs for the same period, while the provision for the first six months of 1998 represented 262% of the charge offs recorded in that period. The reserve at the end of June 30, 1999 represented 707% of non accrual loans while the reserve at June 30, 1998 represented 383% of non accrual loans. Non accrual loans have increased from $1,158,000 at June 30, 1998 to $1,284,000 as of June 30, 1999. Past due loans greater than 90 days and accruing interest have increased significantly from $371,000 in 1998 to $2,178,000 in 1999. The primary reason for this increase in past due loans is an additional $1,100,000 secured by real estate. Management anticipates no significant losses in these credits. The remaining increase is due to slight deteriation in the installment porffolio. However, management does not anticipate any losses in excess of its historical loss experience.
The Company is well within its policy limit of maintaining a loan loss reserve of at least 200% of non-performing assets. The Loan Loss Reserve balance to total loan ratio at June 30, 1999 was 1.52% as compared to 1.53% at June 30, 1998. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt

                                 June 30, 1999

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       still
                                      accruing
    Real Estate Loans        $    0       $    0        $    0
    Commercial Loans            665        1,256           752
    Consumer Loans              619          922             0
                             -------      -------       -------
    Total                    $1,284       $2,178        $  752
                             =======      =======       =======

                                 June 30, 1998

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       still
                                      accruing
    Real Estate Loans        $    7       $   44        $    0
    Commercial Loans            473          133           808
    Consumer Loans              678          194             0
                             -------      -------       -------
    Total                    $1,158       $  371        $  808
                             =======      =======       =======

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

Other income decreased by 7.26% or $409,000 during the six month period ended June 30, 1999 as compared to the same period for 1998 and the three month period ending June 30, 1999 showed a 10.73% or $326,000 decrease over the same three month period of 1998. The majority of these decreases, $640,000 and $416,000, respectively, are due to fewer installations of supermarket bank units in the first half of 1999 compared to 1998. Service charges on deposit accounts increased by $145,000 or 11.92% for the six month period ended June 30, 1999, and $86,000 or 14.00% for the three month period ended June 30, 1999, as compared to the same periods in 1998. The major increase was the increase in non-sufficient funds (NSF) charges of $150,000 and $47,000 for the six month period and the three month period ended June 30, 1999, respectively, compared to the same period in 1998. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The gains on sale of loans decreased by $59,000 or 27.44% during the six month period ended June 30, 1999 as compared to the same period for 1998. This decrease is due to a smaller number of SBA loan originations during the first half of 1999 compared to 1998. Trust department income for the first half of 1999 increased by 14,000 or 25.93% to $68,000 compared to $54,000 for the first half of 1998.

Other operating expenses increased by 23.17% or $2,198,000 for the six month period ended June 30, 1999, and 23.93% or $1,168,000 for the three month period ending June 30, 1999 as compared to the same periods in 1998.
Salaries and benefits increased by $1,299,000 or 26.51% during the six month period ended June 30, 1999 compared to the same period in 1998. Full time equivalent employees increased from 278 at the end of June 1998 to 303 at the end of June 1999. Equipment and occupancy expenses were up by 27.21% or $413,000 for the six month period ended June 30, 1999, and 30.00% or $231,000 for the three month period ending June 30, 1999, as compared to the same period in 1998. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of two supermarket banking center during the past twelve months as well as the overall growth of the Company's banking operations. In addition, the increase in the equipment and occupancy expense is a direct result of the depreciation and operating expense associated with the Company's new data processing system which was became fully operational during the first six months of 1999.

Net income for the six month period ended June 30, 1999, was $2,728,000 or a decrease of 10.20% and for the three month period ended June 30, 1999, was $1,396,000 or a decrease of 13.77% over the same periods for 1998. The net income was less than management's budget for both periods primarily due to fewer sales of supermarket banking units than anticipated during the first half of the year. Management anticipates the sale of supermarket banking units to remain low during the last half of 1999 primarily due to limited capital expansion in the banking industry due to Year 2000 concerns. However, management expects sales associated with the first phase of an agreement with the Canadian Imperial Bank of Commerce to start during the last quarter of 1999. Overall management anticipates income to be less than in 1998 and less than budgeted for 1999.

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

YEAR 2000 COMPLIANCE

     The following are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's year 2000 compliance efforts and the impact of year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances,economic considerations, and consumer perceptions. The Company's year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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

The Company's State of Readiness

     The Company views year 2000 readiness as not only an information or technology problem, but as a corporate-wide challenge and has placed the issue at the forefront of all strategic planning. The Company's readiness plan has been designed to cover all aspects of its operations, which include the current operations, the conversionperiod and contingency planning in the event of the failure of a mission critical system.
Based on the complex nature of the Company's operations, corporate wide objectives have been to: 1) minimize disruptions of service to the institution and its customers, 2) ensure timely resumption of operations, and 3) limit losses to earnings andcapital.

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

     Remediation of the Company's IT and Non-IT Systems.

     The Company's remediation program was implemented during the first quarter of 1998. In general, the Company believes that because the majority of IT equipment and software is relatively new, and has been certified by the developers as being year 2000 compliant, such equipment and software require only minor modification to become year 2000 compliant.

     During the fourth quarter of 1998, management of the Company determined that it would be necessary to proceed with its traditional software provider, as opposed to the client-based software as originally planned. As planned, modifications to the Company's IT equipment and software were complete on March 8, 1999. With respect to the Company's non-IT systems, no remediations were required.

     Record retention policies have been amended to include all year 2000 due diligence documents and any new acquisition, upgrades to existing systems, or written agreements are reviewed prior to execution for year 2000 warrants or guarantees of readiness.

     Year 2000 Testing.

     The Company considers the testing phase of its year 2000 program to be a significant phase of its year 2000 program. In May of l998, a Year 2000 Readiness-Key Milestones Testing Plan was adopted that defined the Company's year 2000 testing strategy (the "Plan"). The Plan will continue to be modified to address any change in the remediation plans as necessary. The Company anticipates that the results of testing will be reviewed by employees independent of in-house testing. In addition, test results will be presented to the Board of Directors of each Community Banking Subsidiary for evaluation. The Company successfully completed its Year 2000 testing prior to June 30, 1999.

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


Contingency Plans

The potential impact of business disruptions has placed contingency plan
validation and training at the forefront of Year 2000 planning during .   The
company has established organizational planning guidelines that define the business continuity planning strategy; conducted business impact analysis in all banking centers; developed a business resumption contingency plan that has directorate approval and established a schedule for plan validation. The business resumption contingency plan is considered phase II of the company's overall Plan of Prevention which emphasis disaster prevention.

Plan development has been centered around mission critical and mission necessary systems. A process of " event planning" has been used to focus on each core business process.

The major portion of plan validation has been completed, although August 30, l999 is the target date for completion. The parent company's internal auditor has reviewed contingency and validation plans. A report has been given to the directorate on plan development, implementation and audit findings. Documentation is maintained on all planning and validation processes and placed in record retention.

Staff wide contingency training has been identified as a primary component of the company's overall plan. Monthly contingency planning has been scheduled in all banking centers during third and fourth quarters with the emphasis on external forces that could create or compound Year 2000 related risks.

Contingency planning has encompassed liquidity and sources designated that could be converted to cash quickly. Management is in the process of securing additional lines through the Federal Home Loan Bank and Federal Reserve. Other market funds providers have also been considered. Affiliate banks have adopted specific liquidity polices that detail cash on hand, borrowings and net incoming cash flows.

Customer awareness continues and has become intensified over the last 90 days. Awareness programs include not only information concerning the company's Year 2000 readiness but emphasizes avoiding fraudulent Year 2000 schemes.

The companies continuing due diligence processes in the areas of contingency, recovery and restoration, training, liquidity and customer awareness should decrease the bank's vulnerabilities to those external forces outside the company's control.

                          PART II - OTHER INFORMATION

 ITEM 4.   Submission of Matters to a Vote of Security Holders.

 The Annual Meeting of the Shareholders of the Company was held on April 14, 1999. Total shares outstanding amounted to 2,169,830. A total of 1,901,789 shares (87.65%) were represented by shareholders in attendance or by proxy. The following directors were re-elected to serve for a one-year term. The results of the election were as follows:

                                        Shares Voted:
                                   For      Against   Abstain
                               ---------------------------------
    Steven C. Adams              1,901,789         0          0
    Edwin B. Burr                1,901,789         0          0
    Harry H. Purvis              1,901,789         0          0
    H. Calvin Stovall            1,901,789         0          0
    Dean C. Swanson              1,901,789         0          0
    George D. Telford            1,901,789         0          0
    J. Alton Wingate             1,901,789         0          0
    Lois M. Wood-Schroyer      1,901,789           0          0


 ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

                      Exhibit 27.  Financial Data Schedule

(b)   Reports on Form 8-K

                The Company filed a report on Form 8-K on June 11, 1999 related to a press release associated with an agreement with the Canadian Imperial Bank of Commerce.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               COMMUNITY BANKSHARES, INC.


DATE:  August 13, 1999              BY:  /s/  Harry L. Stephens
                               Harry L. Stephens,
                               Executive Vice President and
                               Chief Financial Officer