Form 10-Q
period 1999-09-30
COMMUNITY BANKSHARES INC /GA/
filed 1999-11-15
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C. 20549
FORM 10-Q
Mark One

      /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934
                For the quarter period ended September 30, 1999

      //   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
           THE EXCHANGE ACT
               For the transition period from _______ to _______
                       Commission File Number: 33-81890
                          Community Bankshares, Inc.
                      __________________________________
            (Exact name of registrant as specified in its charter)

                Georgia                                58-1415887
   (State or other jurisdiction of                   (IRS Employee
    incorporation or organization)               identification number)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
September 1, 1999:  2,172,830

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                                     INDEX

                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Balance Sheet -
      September 30, 1999 and December 31, 1998         2

      Consolidated Statements of Operations
      and Comprehensive Income for Three
      Months Ended September 30, 1999 and 1998
      and Nine Months Ended September 30, 1999
      and 1998                                         3

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1999 and 1998    4

      Notes to Consolidated Financial Statements       5

Item 2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations    6

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of
             Security Holders                          7

Item 6.    Exhibits and Reports on Form 8 - K          7

      Signatures                                       8

                       PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                      Assets                           1999        1998
                                                   ----------  ----------
Cash and due from banks                            $  31,545   $  26,796
Interest-bearing deposits in banks                       374         428
Federal funds sold                                    12,355      22,890
Securities available-for-sale                         48,263      42,525
Securities held-to-maturity (fair value
     $30,897 and $32,174)                             30,767      30,915
Loans held for sale                                      627         699

Loans                                                361,874     313,438
Less allowance for loan losses                         5,366       4,863
                                                   ----------  ----------
          Loans, net                                 356,508     308,575
                                                   ----------  ----------

Premises and equipment                                13,664      13,463
Other assets                                          15,513      14,302
                                                   ----------  ----------

          Total assets                             $ 509,616   $ 460,593
                                                   ----------  ----------

       Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                     $  70,669   $  65,266
    Interest-bearing demand                           99,787      94,458
    Savings                                           22,292      19,731
    Time, $100,000 and over                           78,755      67,003
    Other time                                       170,505     158,824
                                                   ----------  ----------
          Total deposits                             442,008     405,282
Federal Home Loan Bank advances                       15,000       5,000
Other borrowings                                       1,094         808
Other liabilities                                      7,644       8,958
                                                   ----------  ----------
          Total liabilities                          465,746     420,048
                                                   ----------  ----------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 380,722
     and 363,616 shares outstanding, at fair value    14,924      14,254
                                                     --------    --------

Stockholders' equity
    Common stock, par value $1; 5,000,000
        Shares authorized; 2,172,830
        Shares issued and outstanding                  2,173       2,170
    Capital surplus                                    6,063       6,036
    Retained earnings                                 21,265      17,858
    Accumulated other comprehensive income,
         Net of tax                                     (555)        227
                                                   ----------  ----------
          Total stockholders' equity                  28,946      26,291
                                                   ----------  ----------

 Total liabilities and stockholders' equity        $ 509,616   $ 460,593
                                                   ----------  ----------

See Notes to Consolidated Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHESIVE INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months        Nine Months
                                         Ended               Ended
                                     September 30,       September 30,
                                     1999     1998        1999     1998
                                   -----------------  --------- --------
Interest income
    Loans                          $ 8,895  $ 7,785    $ 25,674 $ 21,818
    Taxable securities                 591      631       1,747    2,041
    Nontaxable securities              500      448       1,478    1,256
    Deposits in banks                    3       14          14       32
    Federal funds sold                 244       98         681      317
                                   -------- --------  --------- --------
          Total interest income     10,233    8,976      29,594   25,464
                                   -------- --------  --------- --------

Interest expense on deposits
    Deposits                         4,341    4,101      12,654   11,704
    Other borrowings                   158       15         319       32
                                   -------- --------  --------- --------
          Total interest expense     4,499    4,116      12,973   11,736
                                   -------- --------  --------- --------

          Net interest income        5,734    4,860      16,621   13,728
Provision for loan losses              370      224       1,027      764
                                   -------- --------  --------- --------
          Net interest income
          after provision for
          loan losses                5,364    4,636      15,594   12,964
                                   -------- --------  --------- --------

Other income
    Service charges on
       Deposit accounts                744      643      2,105    1,859
    Other service charges and fees     202      130        466      386
    Gains on sale of loans              83      157        239      372
    Trust Department fees               21       29         89       83
    Net realized gains on
       sales of securities               -       30          -       41
    Nonbank subsidiary
        non-interest income          1,584    3,536      4,583    7,175
    Other operating income             193      131        572      376
                                   -------- -------   --------  --------
          Total other income         2,827    4,656      8,054   10,292
                                   -------- --------  --------- --------

Other expenses
    Salaries and employee benefits   2,978    2,662      9,177    7,562
    Occupancy expense                  364      355      1,033      969
    Equipment expense                  697      492      1,958    1,396
    Other operating expenses         1,780    1,684      5,336    4,753
                                   -------- --------  --------  -------
          Total other expenses       5,819    5,193     17,504   14,680
                                   -------- --------  --------  -------

          Income before income       2,372    4,099      6,144    8,576
taxes

Income tax expense                     765    1,399      1,809    2,838
                                   -------- --------  --------  -------

          Net income               $ 1,607  $ 2,700   $  4,335  $ 5,738
                                   -------- --------  --------  -------

Other comprehensive income (loss):
   Unrealized gains (losses) on
   Securities available-for-sale
   arising during the period            99      209      (782)      191
   Less:  reclassification
adjustment for
gains included in net
income                                   -       18          -       25
                                   -------- --------  --------- --------
     Total other comprehensive
           Income                       99      227       (782)     216
                                   -------- --------  --------- --------

          Comprehensive income     $ 1,706  $ 2,927   $  3,553  $ 5,954
                                   ======== ========  ========= ========

Basic earnings per common share    $  0.74  $  1.24   $   2.00  $  2.64
                                   -------- --------  --------- --------
Diluted earnings per common share     0.73     1.23       1.97     2.61
                                   -------- --------  --------  --------
Cash dividends per share of
common stock                       $ 0.039  $ 0.037   $  0.118  $ 0.110
                                   -------- --------  --------- --------

See Notes to Consolidated
Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                       1999        1998
                                                    --------    --------
OPERATING ACTIVITIES
    Net income                                    $   4,335   $   5,738
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                 1,758       1,441
        Provision for loan losses                     1,027         764
        Provision for other real estate                   -          10
        Deferred income taxes                          (259)       (221)
        Increase (decrease) in loans held for
           sale                                          72        (394)
        Net realized (gains) losses on
           securities                                     -         (41)
          Available-for-sale
        Net (gains) losses on sale of other real
           estate                                       (56)         (3)
        (Increase) decrease in interest
           receivable                                   298        (740)
        Increase (decrease) in interest payable        (545)        651
        Increase in taxes payable                       345       1,112
        Increase (decrease) in accounts
           receivable of nonbank subsidiary            (181)     (1,136)
        Increase (decrease) in work in
           process of nonbank subsidiary                219        (804)
        Increase (decrease) in accruals and
           payables of nonbank subsidiary            (1,253)        270
        Other operating activities                     (666)     (1,164)
                                                  ----------  ----------

              Net cash provided by
                 Operating activities                 5,094       5,483
                                                  ----------  ----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale      (17,771)    (12,936)
    Proceeds from sales of securities
      available-for-sale                                  -       6,161
    Proceeds from maturities of securities
      available-for-sale                             10,731      16,378
    Purchases of securities held-to-maturity           (448)     (2,329)
    Proceeds from maturities of securities
      held-to-maturity                                  596         830
    Net decrease in Federal funds sold               10,535      (1,150)
    Net increase in interest-bearing
     deposits in banks                                   54        (177)
    Net increase in loans                           (49,703)    (56,017)
    Purchase of premises and equipment               (1,729)     (2,862)
    Net cash acquired in branch acquisition               -         171
    Proceeds from sales of other real estate            607          70
                                                  ----------  ----------

              Net cash used in
                Investing activities                (47,128)    (51,861)
                                                  ----------  ----------

FINANCING ACTIVITIES
    Net increase in deposits                         36,725      42,839
    Increase in FHLB advances                        10,000       5,000
    Increase in other borrowings                        400           -
    Repayment of other borrowings                      (114)       (115)
    Proceeds from issuance of Common
      Stock                                              30           -
    Dividends paid                                     (258)       (239)
                                                  ----------  ----------
              Net cash provided by
                financing activities                 46,783      47,485
Net increase (decrease) in cash and
   due from banks                                 $   4,749   $   1,107

Cash and due from banks at beginning of the          26,796      23,957
Period
                                                  ----------  ----------

Cash and due from banks at end of the Period      $  31,545   $  25,064
                                                  ----------  ----------

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                  $  13,518   $  11,085

        Income taxes                              $   1,729   $   1,947

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale               $   1,302   $    (318)

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                                 $     743   $     127

BRANCH ACQUISITION
    Net cash acquired                             $       -   $     171
                                                  ----------    --------

    Loans                                         $       -       2,981
    Premises and equipment                                -          10
    Other assets                                          -          14
    Core deposit intangible                               -         759
    Deposits                                              -      (5,838)
    Other liabilities                                     -         (25)
                                                  ----------    --------

         Net liabilities assumed, net of                  -
           cash and due from banks of $171        $           $  (2,099)
                                                  ----------    --------

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

 The results of operations for the nine month period ending September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                       Three Months Ended September 30, 1999
                 (Dollars in Thousands, except per share amounts)

                            Net      Weighted-Average
                           Income          Shares      Per Share
                        (Numerator)     (Denominator)    Amount
    Basic EPS               $ 1,607           2,172     $ 0.74
    Effect of Dilutive
    Securities                    0              27
         Stock options
                           --------        --------   --------
    Diluted EPS             $ 1,607           2,199     $ 0.73
                           ========        ========   ========


                      Three Months Ended September 30, 1998
                 (Dollars in Thousands, except per share amounts)

                            Net      Weighted-Average
                           Income          Shares      Per Share
                        (Numerator)     (Denominator)    Amount
    Basic EPS               $ 2,700           2,170     $ 1.24
    Effect of Dilutive
    Securities
         Stock options            0              26
                           --------        --------   --------
    Diluted EPS             $ 2,700           2,196     $ 1.23
                           ========        ========   ========


                         Nine Months Ended September 30, 1999
                 (Dollars in Thousands, except per share amounts)

                            Net      Weighted-Average
                           Income          Shares      Per Share
                        (Numerator)     (Denominator)    Amount
    Basic EPS               $ 4,335           2,172     $ 2.00
    Effect of Dilutive
    Securities                    0              27
         Stock options
                           --------        --------   --------
    Diluted EPS             $ 4,335           2,199     $ 1.97
                           ========        ========   ========


                         Nine Months Ended September 30, 1998
                 (Dollars in Thousands, except per share amounts)

                            Net      Weighted-Average
                           Income          Shares      Per Share
                        (Numerator)     (Denominator)    Amount
    Basic EPS               $ 4,648           2,033     $ 2.29
    Effect of Dilutive
    Securities
         Stock options            0              24
                           --------        --------   --------
    Diluted EPS             $ 4,648           2,057     $ 2.26
                           ========        ========   ========

 NOTE 4    SEGMENT INFORMATION

 Selected segment information by industry segment for the periods ended September 30, 1999 and 1998 is as follows:

                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
                                                      All
   For the three month period   Banking   Financial  Other    Total
   ended September 30, 1999               Super-
                                          markets
   ---------------------------- --------- --------- -------- ---------
   Revenue from external        $ 11,563     1,646       57  $ 13,266
   customers
   Intersegment revenues
   (expenses)                       (125)      162      395       432
   Segment profit (loss)           1,418       589     (347)    1,660
   Segment assets               $520,151    13,931    2,624  $536,706


                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
                                                      All
   For the three month period   Banking   Financial  Other    Total
   ended September 30, 1998               Super-
                                          markets
   ---------------------------- --------- --------- -------- ---------
   Revenue from external
   customers                     $10,095     3,548       41   $13,684
   Intersegment revenues
    (expenses)                      (101)      134      365       398
   Segment profit (loss)         $ 1,219     1,671     (193)  $ 2,697

                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
   For the nine month period    Banking   Financial   All      Total
   ended September 30, 1999               Super-     Other
                                          markets
   ---------------------------- --------- --------- --------  --------
   Revenue from external
   customers                     $33,392     4,708      142    $38,242
   Intersegment revenues
    (expenses)                      (368)      469    1,185      1,286
   Segment profit                $ 3,906     1,406     (878)   $ 4,434



                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
   For the nine month period    Banking   Financial   All      Total
   ended September 30, 1998               Super-     Other
                                          markets
   ---------------------------- --------- --------- --------  --------
   Revenue from external
   customers                     $28,621     7,207       98   $35,962
   Intersegment revenues
    (expenses)                      (273)      359    1,094     1,180
   Segment profit                $ 3,315     2,963     (549)  $ 5,729



                                  For the three       For the nine
                                      months             months
                                 Ended September,   Ended September,
                                        30                 30
                                 -----------------  ------------------
                                   1999      1998      1999      1998
                                 --------  -------  --------   -------
   Net Income:
   Total profit for
    reportable segments          $ 2,007   $ 2,890    $5,312   $ 6,278
   Non-reportable segment loss      (347)     (193)     (878)     (549)
   Elimination of
    intersegment (gains) losses      (53)        3       (99)        9
                                 --------  --------  --------  --------
      Total consolidated
        other income             $ 1,607   $ 2,700    $4,335   $ 5,738
                                 ========  ========  ========  ========

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

 Financial Condition

 As of September 30, 1999, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1998. Total assets, loans, and deposits increased by 10.64%, 15.40% and 9.06% respectively. The growth in all areas is slightly less than the same period last year but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

 Liquidity

 As of September 30, 1999, the Liquidity Ratio was 25.01% which is consistent with the Company's target range of 20 - 25%. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

 Interest Rate Risk

 The Company's overall interest rate risk was less than 3% of net interest income subjected to rising and falling rates of 200 basis points.

 Capital

 Banking regulation requires the Company to maintain capital levels in relation to Company assets. At September 30, 1999, the Company's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1999 were as follows:


                                      Actual        Regulatory
                                                       Minimum
    Leverage                           8.29%             4.00%
        Risked Based
    Capital ratios:
        Core Capital                  10.65%             4.00%
        Total Capital                 11.90%             8.00%

 Results of Operation


 Net interest income for the nine month period ended September 30, 1999 is up 21.07% over the same period for 1998, from $13,728,000 to $16,621,000, and is up 17.98% for the three month period ending September 30, 1999 from $4,860,000 to $5,734,000 for 1999. Interest income was up by 16.22% for the nine month period ending September 30, 1999 from $25,464,000 to $29,594,000 and up 14.00% for the three month period ending September 30, 1999 from $8,976,000 to $10,233,000. Interest expense was up 10.54% or $1,237,000 for the nine month period ended September 30, 1999, over the same period in 1998 and up 9.31% or $383,000 for the three month period ending September 30, 1999, as compared to 1998. The increase in interest income is due to an increase of 18.43% or $70,683,000 in earning assets from September 30, 1998 to September 30, 1999. Investment securities increased slightly by $4,774,000 or 6.43% during the period primarily due to funds being used to fund loan growth. Total loans increased during the last year by $48,364,000 or 15.40%. The increase in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections.

 The provision for loan losses was $1,027,000 for the first nine months of 1999. This provision will fluctuate based on Small Business Administration
 (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $1,042,318 for its un-guaranteed portion of SBA loans.

 The following table furnishes information on the Loan Loss Reserve for the current nine month reporting period and the same period for 1999.

                                             1999      1998
     Beginning Balance                    $ 4,863   $ 4,024

     Less Charge Offs:
          Real Estate Loans                  (23)       (7)
          Commercial Loans                  (279)      (75)
          Consumer Loans                    (427)     (277)
          Credit Cards                       (24)       (8)

     Plus Recoveries
          Real Estate Loans                     4        18
          Commercial Loans                     44        20
          Consumer Loans                      179        89
          Credit Cards                          2         0

     Plus Provision                         1,027       764
                                         --------  --------
     Ending Balance                       $ 5,366   $ 4,548
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

The Provision for Loan Losses for the nine month period ended September 30, 1999 represented 137% of charge offs for the same period, while the provision for the first nine months of 1998 represented 208% of the charge offs recorded in that period. The reserve at the end of September 30, 1999 represented 217% of non accrual loans while the reserve at September 30, 1998 represented 374% of non accrual loans. Non accrual loans have increased from $1,215,000 at September 30, 1998 to $2,469,000 as of September 30, 1999.
Past due loans greater than 90 days and accruing interest have increased from $446,000 in 1998 to $1,464,000 in 1999. This increase is indicative of a slight deterioration in loan quality. Management is aware of this trend and is in the process of taking steps to address the issue of loan quality. The Company is currently outside its policy guideline of maintaining a loan loss reserve of 200% of non-performing assets. However, $1,259,000 of non-accrual loans are guarantee by the Small Business Administration and after taking the effect of these guarantees into consideration, the Company would be in compliance with its policy. The Loan Loss Reserve balance to total loan ratio at September 30, 1999 was 1.48% as compared to 1.51% at September 30, 1998. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt

                               September 30, 1999

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       Still
                                      accruing
    Real Estate Loans             0            0             0
    Commercial Loans          1,770          917           747
    Consumer Loans              699          547             0
                           --------     --------      --------
    Total                     2,469        1,464           747
                           ========     ========      ========


                               September 30, 1998

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       Still
                                      accruing
    Real Estate Loans            30           55             0
    Commercial Loans            509          127           683
    Consumer Loans              676          264             0
                           --------     --------      --------
    Total                     1,215          446           683
                           ========     ========      ========

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

Other income decreased by 21.75% or $2,238,000 during the nine month period ended September 30, 1999 as compared to the same period for 1998 and the three month period ending September 30, 1999 showed a 39.28% or $1,829,000 decrease over the same three month period of 1998. The majority of these decreases, $2,592,000 and $1,952,000, respectively, are due to fewer installations of supermarket bank units in the first half of 1999 compared to 1998. In addition, the company received compensation as a result of the termination of the Company's Master Consulting Agreement with Nationsbanc Services, Inc. ("Nationsbac") on August 14, 1998, that was non-recurring income. Service charges on deposit accounts increased by $246,000 or 13.23% for the nine month period ended September 30, 1999, and $101,000 or 15.71% for the three month period ended September 30, 1999, as compared to the same periods in 1998. The major increase was the increase in non-sufficient funds
(NSF) charges of $186,000 and $97,000 for the nine month period and the three month period ended September 30, 1999, respectively, compared to the same period in 1998. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The gains on sale of loans decreased by $133,000 or 35.75% during the nine month period ended September 30, 1999 as compared to the same period for 1998. This decrease is due to a smaller number of SBA loan originations during 1999 compared to 1998. Trust department income for the first nine months of 1999 increased by 6,000 or 7.23% to $89,000 compared to $83,000 for the first nine months of 1998.

Other operating expenses increased by 19.24% or $2,824,000 for the nine month period ended September 30, 1999, and 12.05% or $626,000 for the three month period ending September 30, 1999 as compared to the same periods in 1998. Salaries and benefits increased by $1,615,000 or 21.36% during the nine month period ended September 30, 1999 compared to the same period in 1998. Full time equivalent employees increased from 283 at the end of September 1998 to 309 at the end of September 1999. Equipment and occupancy expenses were up by 26.47% or $626,000 for the nine month period ended September 30, 1999, and 25.27% or $214,000 for the three month period ending September 30, 1999, as compared to the same period in 1998. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of two supermarket banking center during the past twelve months as well as the overall growth of the Company's banking operations. In addition, the increase in the equipment and occupancy expense is a direct result of the depreciation and operating expense associated with the Company's new data processing system which was became fully operational during the first six months of 1999.

Net income for the nine month period ended September 30, 1999, was $4,335,000 or a decrease of 24.45% and for the three month period ended September 30, 1999, was $1,607,000 or a decrease of 40.48% over the same periods for 1998. The net income was less than management's budget for both periods primarily due to fewer sales of supermarket banking units than anticipated during the first half of the year as well as the compensation received as a result of the termination of the Company's Master Consulting Agreement with Nationsbanc Services, Inc. ("Nationsbac") on August 14, 1998, that was not received in 1999. Management anticipates the sale of supermarket banking units to remain low during the last half of 1999 primarily due to limited capital expansion in the banking industry due to Year 2000 concerns. However, management expects sales associated with the first phase of an agreement with the Canadian Imperial Bank of Commerce to start during the last quarter of 1999. Overall management anticipates income to be less than in 1998 and less than budgeted for 1999.

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

The Company's State of Readiness
------------------------------------------

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

Year 2000 Testing
----------------------------------------------

The Company considers the testing phase of its year 2000 program to be a significant phase of its year 2000 program. In May of l998, a Year 2000 Readiness-Key Milestones Testing Plan was adopted that defined the Company's year 2000 testing strategy (the "Plan"). The Plan will continue to be modified to address any change in the remediation plans as necessary. The Company's testing has been reviewed by employees independent of in-house testing. In addition, test results were reported to the Board of Directors of each Community Banking Subsidiary for evaluation. The Company successfully completed its Year 2000 testing prior to June 30, 1999.

Assessment of Third Party Readiness
----------------------------------------------

To the extent possible, the Company has also evaluated the systems of its major business partners, borrowers and suppliers of products and services. The Company has sent out a letter and questionnaire to its major borrowers and suppliers of products and services. The Company has received a majority of responses from these parties and notes no significant year 2000 issues.

Costs to Address Year 2000 Issues
----------------------------------------------

The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter. The Company estimates that costs of assessing, testing, and remediation issues associated with the year 2000 will total approximately $1,200,000. Total costs incurred to date with respect to year 2000 remediations are $1,200,000. The Company anticipates little or no additional costs relating to the remaining modifications the Company at Y2K readiness.
A majority of these costs have been capitalized, with 62% incurred in connection with the purchase of new software and 38% required as a result of the replacement of hardware. Any expenses relating to the independent audit of the test results will be deducted from income.

The Company has not used any independent verification and validation processes to assure the reliability of year 2000 cost estimates. None of the Company's IT projects have been deferred due to year 2000 efforts.

Risks of the Year 2000
----------------------------------------------

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

Certain risk controls to manage the year 2000 related risks posed by customers have been implemented and the broad categories of customers have been identified. They are: 1) Funds Takers, 2) Funds Providers and 3) Capital Market/Asset Management Counterparties. Based on the analysis of the previously described groups, the Company is able to look at different assumptions of risk, liquidity and contingency. A high level program of awareness continues in this area with sub-committees of the Board of Directors of each Community Banking Subsidiary carefully monitoring year 2000 remediation efforts to minimize financial risk. Lending officers have attempted to identify economic factors in the Company's trade or assessment areas that would have an impact on customers as a result of a potential Year 2000 problem and will continue to monitor this potential.

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

Contingency Plans
----------------------------------------------

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

Plan development has been centered around mission critical and mission necessary systems. A process of "event planning" has been used to focus on each core business process.

The plan validation has been completed. The Parent Company's internal auditor has reviewed contingency and validation plans. A report has been given to the directorate on plan development, implementation and audit findings. Documentation is maintained on all planning and validation processes and placed in record retention.

Staff wide contingency training has been identified as a primary component of the company's overall plan. Monthly contingency planning has been scheduled in all banking centers during third and fourth quarters with the emphasis on external forces that could create or compound Year 2000 related risks.

Contingency planning has encompassed liquidity and sources designated that could be converted to cash quickly. Management has secured additional lines through the Federal Home Loan Bank and Federal Reserve. Other market funds providers have also been considered. Affiliate banks have adopted specific liquidity polices that detail cash on hand, borrowings and net incoming cash flows.

Customer awareness continues to be on the forefront of the Company's Year 2000 Plan. Awareness programs include not only information concerning the Company's Year 2000 readiness but emphasizes avoiding fraudulent Year 2000 schemes.

The Company's continuing due diligence processes in the areas of contingency, recovery and restoration, training, liquidity and customer awareness should decrease the bank's vulnerabilities to those external forces outside the Company's control. The Company is emphasizing a clean management program during the last quarter of 1999 to ensure that Year 2000 compliant systems are not disrupted.

The Company has introduced a program of risk mitigation in order to have a more heightened sense of potential points of failure. Change control processes will be adhered to during the century rollover. Areas receiving significant focus will be those which include data entry and processing controls, controlled user communications and intensified physical security for the data center.

                          PART II - OTHER INFORMATION

 ITEM 4.   Submission of Matters to a Vote of Security Holders.


 ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

                      Exhibit 27.  Financial Data Schedule

(b)   Reports on Form 8-K

                  None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               COMMUNITY BANKSHARES, INC.


DATE:  September 15, 1999           BY:  /s/  Harry L. Stephens
                               Harry L. Stephens,
                               Executive Vice President and
                               Chief Financial Officer