Form 10-K
period 1999-12-31
COMMUNITY BANKSHARES INC /GA/
filed 2000-03-30
CIK 927478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              /X/ Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

            / / Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Commission File Number 33-81890

                           Community Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                    58-1415887
      -------------------------------                    -------------------
      (State or other jurisdiction of                    (I. R. S. Employer
       Incorporation or organization)                   Identification No.)


                 448 North Main Street, Cornelia, Georgia 30531
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (706)778-2265

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

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

         Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 20, 2000: $27,762,595 (based upon approximate market value of $40.00 /share, the latest sales price known to the Registrant for the Common Stock, for which there is no established trading market.

         As of March 20, 2000, 2,178,830 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

                                     PART 1

ITEM 1.   BUSINESS.

         Community Bankshares, Inc. (the "Company") was organized under the laws of Georgia in 1980 and commenced operations in 1981. The Company is a registered bank holding company. All of the Company's activities are currently conducted by or through its subsidiaries, Community Bank & Trust-Habersham ("Community-Habersham"), Community Bank & Trust-Alabama ("Community-Alabama"), Community Bank & Trust-Jackson ("Community-Jackson") and Community Bank & Trust-Troup ("Community-Troup") (collectively, the "Community Banking Subsidiaries") and the non-bank subsidiaries of Community-Habersham, Financial Supermarkets, Inc. ("Financial Supermarkets") and Financial Properties, Inc. ("Financial Properties").

         All references herein to the Company include Community Bankshares, Inc., the Community Banking Subsidiaries and Financial Supermarkets unless the context indicates a different meaning.

Forward Looking Statements
--------------------------

         This Form 10-K, both in the Management's Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although we believe the assumptions underlying the forward-looking statements contained in the discussions are reasonable, any of the assumptions could be inaccurate; therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where we operate); competition from other providers of financial services; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of our credit customers; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond our control. We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

         DEPOSITS. Each Community Banking Subsidiary offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1999, the Company's aggregate deposit base, totaling approximately $444.1 million, consisted of approximately $65.8 million in non-interest-bearing demand deposits (14.82% of total deposits), approximately $99.2 million in interest-bearing demand deposits (including money market accounts) (22.34% of total deposits), approximately $20.9 million in savings deposits (4.70% of total deposits), approximately $178.2 million in time deposits in amounts less than $100,000 (40.13% of total deposits), and approximately $80.0 million in time deposits of $100,000 or more (18.01% of total deposits).

         LOANS. Each Community Banking Subsidiary makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. In addition, the Company operates a loan production office in Gainesville, Georgia through Community-Habersham. The Gainesville loan production office funds and sells on the open market loans guaranteed by the Small Business Administration (the "SBA") and services rights with respect to those loans. Each Community Banking Subsidiary also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 13.56%, 31.20% and 54.60%, respectively, of the Company's total loan portfolio. The real estate loans made by each Community Banking Subsidiary include residential real estate construction, acquisition and development loans, as well as some loans for other purposes which are secured by real estate.

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

         Some loans secured by real estate which are made to businesses are categorized as real estate loans. Often, real estate collateral is deemed to be superior to other collateral available to small- to medium-sized businesses. The underwriting standards of and risks to the Community Banking Subsidiaries are as described below with respect to real estate loans.

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

         The Community Banking Subsidiaries also make residential construction loans, generally for one-to-four unit structures. The Community Banking Subsidiaries require a first lien position on the loans associated with construction projects and offer these loans only to bona fide professional building contractors. Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications, and survey for the construction project and not being diverted to other uses. The loan-to-value ratio for such loans is usually 75% to 85% of the as-built appraised value. Loans for construction can present a high degree of risk, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

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

         LOAN REVIEW AND NON-PERFORMING ASSETS. Each Community Banking Subsidiary reviews its loan portfolio to determine deficiencies and corrective action to be taken, and the Company reviews the loan portfolio of each Community Banking Subsidiary. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $75,000 or more and ongoing reviews of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Community Banking Subsidiary's Board of Directors. Each Board of Directors review all loans over $100,000, whether current or past due, at least once annually. In addition, each Community Banking Subsidiary maintains internal classifications of problem and potential problem loans.

         ASSET/LIABILITY MANAGEMENT. Each Community Banking Subsidiary's Board of Directors is charged with establishing policies to manage the assets and liabilities of the bank. Each Board's task is to manage asset growth, net interest margin and liquidity and capital. The Board directs the bank's overall acquisition and allocation of funds. At monthly meetings, a committee of executives of the Company receives a report from each bank with regard to the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local and state economy.

         INVESTMENT POLICY. The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Company's Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors of each bank or a committee thereof. The President of each Community Banking Subsidiary implements the policy and reports to the bank's full Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Business Description of Non-banking Subsidiaries
------------------------------------------------

         FINANCIAL SUPERMARKETS. Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community-Habersham and has three divisions. Financial Supermarkets' primary division, The Supermarket Bank, provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. These services are marketed to international, national, regional and community financial institutions. Financial Supermarkets enters into agreements with major supermarket chains for the right to establish bank branches in particular sites. Financial Supermarkets then licenses such rights, along with the right to operate the "Supermarket Bank", to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

         Since 1984, Financial Supermarkets has assisted clients with the development of Supermarket Bank facilities in grocery stores throughout the United States. Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta, Georgia, and Memphis-based National Commerce Bank Services, Inc. a wholly owned subsidiary of National Commerce Bancorporation.

         Over its 14-year history, Financial Supermarkets has expanded the scope of its business beyond the supermarket bank industry. In 1988, it formed a consulting division for the financial services industry. The division is based in Atlanta and works with financial institutions across the Southeastern United States with regard to state and federal regulatory compliance issues and other day-to-day operational matters.

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

         FINANCIAL  PROPERTIES.   Community-Habersham  acquired  in  March  1998
Financial  Properties,  Inc.  ("Financial  Properties").   Financial  Properties
engages in real estate brokerage and related activities.

Competition
-----------

         The banking business is highly competitive. Community-Habersham competes with four other institutions in Habersham County, Georgia, three institutions in White County, Georgia, and nine institutions in Hall County, Georgia; Community -Jackson competes with five other depository institutions in Jackson County, Georgia; Community-Alabama competes with one other depository institution in Bullock County, Alabama, and eleven other depository institutions in Montgomery, Alabama, and Community-Troup competes with eight other depository institutions in Troup County, Georgia. Each Community Banking Subsidiary also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which each Community Banking Subsidiary operates.

Employees
---------

         At December 31, 1999, the Company had 290 full-time employees and 46 part-time employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and management of the Company believes that its employee relations are good.

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

         The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

         o        making or servicing loans and certain types of leases;
         o        performing certain data processing services;
         o        acting as fiduciary or investment or financial advisor;
         o        providing brokerage services;
         o        underwriting bank eligible securities;
         o underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and o making investments in corporations or projects designed primarily to promote community welfare.

         In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

         o lending, exchanging, transferring, investing for others or safeguarding money or securities;
         o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
         o providing financial, investment, or economic advisory services, including advising an investment company; o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and o underwriting, dealing in, or making a market in securities.

         Effective March 13, 2000, we were registered as a financial holding company, but have no immediate plans to engage in new activities.

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

         The  payment of  dividends  by the Company  and the  Community  Banking
Subsidiaries  may also be  affected  or  limited by other  factors,  such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Community Banking Subsidiaries, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Community Banking Subsidiary's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Community Banking Subsidiaries. At December 31, 1999, retained earnings available from the Community Banking Subsidiaries to pay dividends totaled approximately $4.3 million. For 1999, the Company's cash dividend payout to shareholders was 5.36% of net income.

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

         The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Community Banking Subsidiaries were "well capitalized" institutions at December 31, 1999.

         Set forth below are pertinent capital ratios for the Company and the Community Banking Subsidiaries as of December 31, 1999.

Minimum Capital              Community     Community      Community      Community         The
Requirement                 -Habersham     -Jackson        -Alabama       -Troup        Company
---------------------       -----------    ----------     ---------      --------      ---------
     Tier One Capital           11.91%         9.33%         10.21%         11.23%        10.71%
       to Risk-based
     Assets: 4.00%<F1>

     Total Capital to           13.17%        10.58%         11.46%         12.48%        11.97%
        Risk-based
     Assets 8.00%<F2>

      Leverage Ratio            8.65%          6.82%          7.27%         8.23%          8.54%
     (Tier One Capital
    to Average Assets)
         4.00%<F3>


<F1>  Minimum  required  ratio for "well  capitalized"  banks is 6%
<F2>  Minimumrequired ratio for "well  capitalized"  banks is 10%
<F3>  Minimum required ratio for "well capitalized" banks is 5%

         RECENT LEGISLATIVE AND REGULATORY ACTION.

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         o        prohibits    non-financial    entities   from   acquiring   or
                  establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

         o establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

         o contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

         o provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

         Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

ITEM 2.   PROPERTIES.

         Community-Habersham's main office is located at 448 North Main Street, Cornelia, Georgia. Community-Jackson's main office is located at 117 North Elm Street, Commerce, Georgia. Community-Alabama's main office is located at 202 N. Powell Street, Union Springs, Alabama. Community-Troup's main office is located at 201 Broad Street, LaGrange, Georgia. Community-Habersham has fourteen branch offices (four owned and ten leased, nine of which are operated in supermarkets) located in Cornelia, Clarkesville, Clayton, Cleveland, Demorest, Gainesville, and Toccoa, Georgia. In addition, the Bank leases the property occupied by the Loan Production Office in Gainesville. Community-Jackson has five branch offices (one owned and four leased, three of which are operated in supermarkets) located in Commerce and Jefferson, Georgia. Community-Alabama has one branch (leased and operated in a supermarket) in Montgomery, Alabama. Community - Troup has one branch office (leased and operated in a supermarket) in LaGrange, Georgia. Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases a division office in Atlanta, Georgia. Management of the Company believes that all of its properties are adequately covered by insurance.


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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Common Stock. As of January 1, 2000, there were 474 holders of record of the Common Stock. Management is aware of 32 and 30 trades of Company stock during 1999 and 1998, respectively. During 1999, trades ranged from 25 shares to 13,849 shares at prices ranging from $33.00 to $40.00 per share. During 1998, trades ranged from 25 shares to 9,000 shares at prices ranging from $25.00 to $33.00 per share.

         In 1999, the Company paid cash dividends of $.15 per share. The Company paid cash dividends of $.15 and $.14 in 1998 and 1997, respectively. The Company intends to continue to pay cash dividends. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Community Banking Subsidiaries. The ability of the Community Banking Subsidiaries to pay dividends to the Company is restricted by applicable regulatory requirements. See "ITEM 1 -- BUSINESS -- Supervision and Regulation."

ITEM 6.           SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                         1999        1998        1997        1996         1995
                                                 --------------------------------------------------------------
                                                        Dollars in Thousands, Except Per Share Amounts
SELECTED INCOME STATEMENT DATA:

     Total interest income                            $40,290    $ 34,613    $ 28,703    $ 24,465     $ 21,871

     Total interest expense                            17,697      15,950      13,191      11,236        9,875

     Net Interest income                               22,593      18,663      15,512      13,229       11,996

     Provision for loan losses                          1,637       1,165         936         757          849

     Non bank subsidiary income                         6,720       9,043       8,820       5,559        3,780

     Other operating income                             4,790       4,338       3,599       2,833        2,432

     Other operating expenses                          23,831      20,402      18,724      14,950       12,970

     Net income                                         6,076       7,032       5,647       4,044        3,125

Diluted earnings per share                               2.80        3.20        2.60        1.93         1.54

     Cash dividends per share                            0.15        0.15        0.14        0.14         0.13

SELECTED BALANCE SHEET DATA:

Total assets                                         $516,150   $ 460,593   $ 377,080   $ 315,579    $ 270,007

Total deposits                                        444,056     405,283     335,545     278,709      242,442

Other borrowings                                       16,054       5,808         462         616          787

Redeemable common stock held
     by ESOP                                           13,982      14,254      10,622       6,177            -

Shareholders' equity                                   30,820      26,291      23,119      21,083       22,469


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following is a discussion and analysis of the Company's financial condition at December 31, 1999 and the results of operations for the three year period ended December 31, 1999. The purpose of the discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

         BALANCE SHEET REVIEW. The Company experienced significant growth during 1999. For the year ended December 31, 1999, consolidated assets grew $55.6 million, or 12.06%, up from 1998 growth of $83.5 million or 22.15%. During 1999, the Company's average assets were $494.7 million, compared with $418.6 million during 1998. This represents an 18.19% increase in average assets during 1999 compared with a 22.35% increase during 1998.

         Total earning assets, which include investment securities, loans, Federal Funds sold, and interest-bearing deposits in banks increased $50.0 million or 12.17% during 1999. During 1998, earning assets increased $76.9 million, or 23.04%. Average earning assets for 1999 were $443.3 million , an increase of 19.38% over average earning assets in 1998 which were $371.3 million or an increase of 19.95% over 1997.
         Total investments increased by $7.6 million or 10.41% over 1998. Average investments were $79.5 million for 1999, a 4.52% increase over average investments for 1998. This increase occurred mainly in the available for sale portfolio.

         Total loans grew by $62.7 million during 1999 for an increase of 19.97% over 1998. During 1999 average loans were $350.3 million or an increase of 22.57% over 1998 compared to an increase during 1998 of 28.07% to $285.8 million. The increase in loans is primarily the result of continued loan growth in the Company's existing markets.

          Federal Funds sold decreased by $19.9 million or 87.16% from year end 1998 to 1999. Average Federal Funds for 1999 were $13.1 million or a 37.73% increase. During 1998, average Federal Funds sold decreased by of $.2 million or 2.15% as compared to 1997.

         The growth in assets for the year ended December 31, 1999 was funded mainly by growth in deposits and advances from the Federal Home Loan Bank. Consolidated deposits grew $38.8 million or 9.57% in 1999 as compared to $69.7 million or 20.78% in 1998. Deposit growth was concentrated in time deposits. The Company experienced a 5.00% increase in interest bearing demand with minimal growth in noninterest-bearing demand and savings. The Company borrowed $10 million from the Federal Home Loan Bank to add to the $5 million advanced in 1998.

          As shown in Table 2 of the Selected Statistical Data, the average yields on interest earning assets and interest bearing liabilities showed a slight decrease from 1998 to 1999 due to a fairly stable market. The net interest spread increased by 4 basis points from 1998 to 1999, and the net interest margin increased by 7 basis points from 1998 to 1999.

         At December 31, 1999, the Company reported net unrealized losses of approximately $1,327,000 in the securities available for sale portfolio as compared to net unrealized gains of approximately $227,000 at December 31, 1998. Net unrealized gains (losses) represent the difference in the amortized cost of those securities compared to the fair value at those dates and are included in shareholders' equity, net of the tax effect. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run. In 1998 the Company sold $14.2 million of securities classified as available for sale, realizing net gains of $78,653 on a consolidated basis. The company had no sales of securities during 1999. The held to maturity securities portfolio included net unrealized losses of approximately $590,000 at December 31, 1999 compared to net unrealized gains of $1,259,000 in 1998. Table 4 of the Selected Statistical Data summarizes the combined investment portfolios by types of securities. U.S. Treasury and other U.S. Government agencies and corporations represent 37.87% of the total portfolio, which typically provide reasonable returns with limited risk. The remaining portfolio is comprised of municipal securities, mortgage-backed securities, and other investments which provide, in general, higher returns on a tax equivalent basis, with greater risk elements. Management regularly monitors the Company's investment portfolios and utilizes forecasting models to project the Company's net interest margin in various rising, flat, and falling interest-rate scenarios. In a changing interest rate environment, management would act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for the effect of inflation on interest rates, inflation does not have a material impact on the Company due to variability and short-term maturities of its earning assets repriced or matured within one year.

         LIQUIDITY AND CAPITAL RESOURCES. The liquidity and capital resources of the Company and the Community Banking Subsidiaries are monitored by management and on a periodic basis by state and federal regulatory authorities. The individual Community Banking Subsidiaries' liquidity ratios at December 31, 1999 were considered satisfactory under their own guidelines as well as regulatory guidelines. At that date, the Community Banking Subsidiaries' short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

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

         For the year ended December 31, 1999, $40.3 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $11.5 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $18.4 million of interest paid on deposits and borrowings, $12.3 million paid for salaries and other personnel benefits and $14.0 million paid for occupancy and equipment expenses, income taxes and other operating payments. Cash flows of $10.3 million were provided by maturities of investment securities. Cash flows provided by financing activities consisted primarily of $38.8 million in net increases in deposits and an increase in other borrowings of $10 million. The increases in deposits and other borrowings were primarily used to fund the $64.4 million in net increase in loans. The net increase in cash and due from banks for the year ended December 31, 1999 was $5.0 million.

         For the year ended December 31, 1998, $33.4 million in cash flows from operating activities were provided by interest and fees received from loans, securities and federal funds. Approximately $13.4 million in cash flows were provided by service charges, nonbank subsidiary income, sale of loans and other income. Cash flows used in operating activities consisted of $14.8 million of interest paid on deposits and borrowings, $10.7 million paid for salaries and other personnel benefits and $13.2 million paid for occupancy and equipment expenses, income taxes and other operating payments. Cash flows of $41.2 million were provided by the proceeds of sales and maturities of investment securities. Cash flows provided by financing activities consisted $69.7 million in net increases in deposits and an increase in other borrowings of $5.5 million. The increases in deposits and other borrowings were primarily used to fund the $69.7 million net increase in loans. The net increase in cash and due from banks for the year ended December 31, 1998 was $2.8 million.

         At December 31, 1999, the Company's and Community Banking Subsidiaries' capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies. During 1999, the Company increased capital by retaining net earnings of $5.7 million and the issuance of $.09 million in common stock compared to an increase in 1998 of $6.7 million in retained net earnings. Management believes that the liquidity and capital ratios of the Company and the Community Banking Subsidiaries are adequate based on regulatory requirements.

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

         For a tabular presentation of the Community Banking Subsidiaries' capital ratios at December 31, 1999 see "SUPERVISION AND REGULATION".

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         NET INTEREST INCOME. The Company's results of operations are influenced by management's ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The Company's net interest income increased by $3.9 million for the year ended December 31, 1999 as compared to an increase of $3.2 million for the same period in 1998 The increase in net interest income is attributable to increases in earning assets, particularly loans. The yield on interest-earning assets decreased 23 basis points in 1999 from 1998, while the yield on interest earning liabilities decreased by 27 basis points. The increase in average interest earning assets of $72.0 million, net of the increase in average interest-bearing liabilities of $55.4 million, accounts for the 21.06% increase in net interest income. Net interest income increased for all Community Banking Subsidiaries.

         The 4 basis point increase in the net interest spread in Table 2 is due in part to the percentage on interest income earned from loans increasing compared to 1998. In addition, the rates on deposits decreased slightly during 1999. The Company will continue to actively monitor and maintain the net interest spread to counteract the current market trends. Net interest income for 1998 increased $3.2 million over 1997. The increase is mainly attributable to growth in earning assets as shown in Table 1.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 1999 increased by $472,000 from $1,165,000 at December 31, 1998. This compares to an increase of $229,000 in 1998 from the December 31, 1997 level of $936,000. The increase during both 1999 and 1998 is associated with loan growth, as management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. The guaranteed portion of loans generated by the loan production office are subsequently sold. Because most loans generated by the loan production office are out-of market, the loans generated by the loan production office require additional allowances due to the greater risk of loss in the event of a default. These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Community Banking Subsidiaries.

         As shown in Table 8 of the Selected Statistical Data, nonaccrual and restructured loans, increased $789,000 from December 31, 1998 compared to a $378,000 increase over 1997. The increase in delinquent nonaccrual loans is attributable to an increase in delinquent SBA loans associated with interest rate increases related to the aggressive loan growth in recent years. Although management is aware of this increase, management has reviewed these loans and determined that the likelihood of any loss of principal is minimal because the loans are adequately collateralized. The ratio of the allowance for loan losses to nonaccrual and restructured loans decreased from 271% at December 31, 1998 to 220% at December 31, 1999. However, the Company determined that no reserves were required because of the Company's collateral positions.

         The allowances for loan losses as a percentage of total loans outstanding at December 31, 1999 and 1998 was 1.51% and 1.55%, respectively. Net charge-offs in 1999 were $817,469, an increase of $491,529 from $325,940 in 1998, and the net charge-off ratio increased from .11 in 1998 to .23 in 1999. Based on management's evaluation of the loan portfolio, including a review of past loan losses, current conditions which may affect borrowers' ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

         OTHER INCOME. Other income consists of income from operations of the Community Banking Subsidiaries and Financial Supermarkets. Traditional non-interest income of the Community Banking Subsidiaries accounts for only 40.7%, or $4.6 million of total other income for 1999, 32.1% in 1998, and 28.5% in 1997. The majority of the increase in other income of the Community Banking Subsidiaries is the continued growth in deposits. Service charges on deposit accounts increased by $ 336,802 and $510,919, respectively, for the years ended December 31, 1999 and 1998. These increases normally have a direct relationship with the change in demand deposit and savings accounts. Average demand deposit and savings accounts increased 23.2% in 1999 compared to 30.9% increase in 1998 over 1997. Included in other income of the Community Banking Subsidiaries are gains on sale of loans recognized by Community-Habersham and Jackson of $199,943 and $118,814, respectively. This represents a decrease from 1998 of $241,318.

     The allocation of services as a percentage of total income for Financial Supermarkets is shown below:

                       FINANCIAL SUPERMARKETS

Consulting Services provided for Supermarket
bank installation and opening                      51%
Supermarket consulting and ancillary services      45
Other Miscellaneous Consulting Services             4
                                                  ---
                                                  100%

         The primary business of Financial Supermarkets is services offered in connection with the establishment and operation of Supermarket Bank(R) service centers. In 1999, Financial Supermarkets had net consulting revenue of $3.9 million compared to $6.4 million in 1998, a decrease of $2.5 million or 39%. The decrease in net consulting revenues in 1998 over 1997 was $.2 million, or 3%.

         The Company has had fewer installations of supermarket bank units during 1999 as compared to 1998, due to the decreased branching activity directly related to the banking industry's efforts to prepare for the Year 2000. In addition, FSI terminated its Master Consulting Agreement with NationsBanc Services, Inc. ("NationsBanc") in 1998 and received non-recurring compensation as a result of this agreement. Although the consulting service provided to NationsBanc during 1997 and 1998 enhanced FSI's income and FSI is currently collecting consulting fees on 69 supermarket branches in operation under this agreement, management anticipates the establishment of Supermarket Bank(R) service centers to increase in 2000 compared to 1999, due increased branching activity in the industry as well as FSI's agreement with the Canadian Imperial Bank of Commerce to establish banking pavilions in Florida.

         NON-INTEREST EXPENSE. Other expenses increased for the year ended December 31, 1999 by $3.4 million compared to the $1.7 million increase in 1998. This represented a 16.81% increase in expenses for 1999 and 8.97% increase in 1998. Salaries and benefits increased $1,668,541 or 15.63% in 1999 over 1998 due primarily to the staffing of new branches. This compares to an increase of $202,492 or 1.93 % in 1998 over 1997. Although salaries and benefits continue to increase as a result of the growth in the banking subsidiaries, incentive pay in FSI decreased in 1998 as compared to 1997 resulting in a smaller increase in the overall salaries and benefits during that period of time. For the years ended 1999, 1998, and 1997 the Company had total employees (F.T.E.) of 313, 282, and 249, respectively. Other expenses increased by 1.0 million in 1999 and .9 million in 1998 primarily due to growth of the banking subsidiaries, increased costs associated with day-to-day operations and increased activity of FSI.

         Equipment and occupancy expenses increased by $781,112 or 24.82% in 1999 over 1998 and $583,289 or 22.76% in 1998 over 1997. The growth is due to the increased number of facilities operated by the Community banking subsidiaries as well as additions of computer equipment necessary to operate the Company. The Company operated 29, 26 and 23 locations at the year end 1999, 1998, and 1997, respectively. As 1999 closed, preparations were being made to open three additional facilities during 2000. Management expects these locations to add to the continued growth and profitability of the Company.

                                                                Other Operating      Increase/
                                                                   Expenses         (Decrease)
                                                               1999       1998
                                                           ----------- ---------- -------------
                                                                 (Dollars in Thousands)
The Company
                        Salaries and benefits                 $12,346   $ 10,677        $1,669
                        Equipment expenses                      2,542      1,841           701
                        Occupancy expenses                      1,386      1,306            80
                        Data processing expenses                  886        949          (63)
                        Travel expenses                           678        469           209
                        Office supply expenses                    623        460           163
                        Other operating expenses                5,370      4,700           670
                                                           ----------- ---------- -------------
                                                              $23,831   $ 20,402        $3,429
                                                           =========== ========== =============


         INCOME TAXES. The Company incurred income tax expenses of $2.6 million in 1999 which represented an effective tax rate of 30%, compared to tax expense of $3.4 million in 1998, or an effective tax rate of 33%. Income tax expense increased $ .8 million from 1997 to $3.4 million in 1998. The effective tax rate at December 31, 1997 was 32%. The decrease in the effective tax rate is related to the decreased income of Financial Supermarkets, which does not have a portion of its income tax-free as do the Community Banking Subsidiaries.

         NET INCOME. The Company's net income for 1999 was $6.1 million , as compared to $7.0 million in 1998, a decrease of 14%. The decrease in net income between 1999 and 1998 is primarily attributable to the decrease in income from FSI. Net income for 1998 increased to $7.0 million or 25% over 1997's net income of $5.6 million. Although the Company experienced a decrease in income during 1999, management does not expect this trend to continue.

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

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may significantly effect net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Also, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the interest rate gap. Changes in interest rates also effect the Company's liquidity position, if deposits are not priced in response to market rates, a loss of deposits could occur which would negatively effect the Company's liquidity position. The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates. This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors. (See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK")

         At December 31, 1999, the Company's cumulative one year interest rate sensitivity gap ratio was 91%. The Company was cumulatively within its targeted range of 80% to 120% for all time horizons.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                      Community Bankshares, Inc.
                                       Consolidated Gap Report

                                                    After        After
                                                    Three         One
                                                    Month      Year but
                                       Within        But        Within       After
                                        Three       Within       Five        Five
                                       Months      One Year      Years       Years          Total
                                     -------------------------------------------------  ------------
                                                       (Dollars in  Thousands)
Earning assets:
     Interest-bearing deposits               160                                                160
     Federal funds sold                    2,940                                              2,940
     Investment securities                 2,211        5,195      22,627      53,262        83,295
     Loans                               153,872       77,566     134,055      11,375       376,868
                                     -------------------------------------------------  ------------
                                         159,183       82,761     156,682      64,637       463,263
                                     -------------------------------------------------  ------------

Interest-bearing liabilities:
     Interest-bearing demand              99,185                                             99,185
     Savings                              20,863                                             20,863
     Time deposits, $100,000
          and over                        19,640       49,643      10,641           -        79,924
     Time deposits, less than
          $100,000                        39,085       37,095     102,088                   178,268
     Other borrowings                      1,054                    5,000      10,000        16,054
                                     -------------------------------------------------  ------------
                                         179,827       86,738     117,729      10,000       394,294
                                     -------------------------------------------------  ------------

Interest rate sensitivity
     Gap                                (20,644)      (3,977)      38,953      54,637        68,969
                                     -------------------------------------------------  ------------

Cumulative interest rate
     Sensitivity gap                    (20,644)     (24,621)      14,332      68,969
                                     -------------------------------------------------

Interest rate sensitivity
     Gap                                    0.89         0.95        1.33        6.46
                                     -------------------------------------------------

Cumulative interest rate
     Sensitivity gap                        0.89         0.91        1.04        1.17
                                     -------------------------------------------------


YEAR 2000 COMPLIANCE

         Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

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

         The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 2% in net interest income and a 14% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 16% increase in market value equity for a 200 basis point decrease in rates. The Company's policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1  Average Balances

The condensed average balance sheets for the periods indicated are presented below.<F1>

                                                               1999             1998          1997
                                                          -----------------------------------------------
                              ASSETS


Cash and due from banks                                    $  28,757         $  25,330         $  16,260
Interest-bearing deposits in banks                               390               747               488

Taxable securities                                            48,378            42,262            50,957
Nontaxable securities                                         31,134            32,991            25,223
Unrealized gains (losses) on securities
     Available for sale                                         (645)              200               (93)
Federal Funds Sold                                            13,077             9,495             9,704
Loans<F2><F3>                                                350,278           285,809           223,170
Allowance for loan losses                                     (5,287)           (4,382)           (3,873)
Other assets                                                  28,605            26,098            20,243
                                                           ---------------------------------------------

                                                           $ 494,687         $ 418,550         $ 342,079
                                                           ==============================================

Total interest-earning assets                              $ 443,257         $ 371,304         $ 309,542
                                                           ============================================-

               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                            $  66,719         $  52,966         $  41,472
     Interest-bearing demand                                 102,770            83,422            61,638
     Savings                                                  21,540            18,672            15,387
     Time                                                    242,434           217,831           185,936
                                                           ---------------------------------------------

          Total deposits                                     433,463           372,891           304,433

Other borrowings                                              10,271             1,699               545
Other liabilities                                              8,181             6,633             6,894
                                                           ---------------------------------------------

          Total liabilities                                  451,915           381,223           311,872
                                                           ---------------------------------------------

Shareholders' equity<F4>                                      42,772            37,327            30,207
                                                           ---------------------------------------------

                                                           $ 494,687         $ 418,550         $ 342,079
                                                           =============================================

Total interest-bearing liabilities                         $ 377,015         $ 321,624         $ 263,506
                                                           =============================================

<F1>     Average balances calculated using month-end balances
<F2>     Includes non-accrual loans
<F3>     Loans are net of unearned fees
<F4>     Unrealized gains & losses are included in equity

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

                                                            Year Ended December 31,
                                                 1999                 1998                 1997
                                          -------------------  -------------------  --------------------
                                                      Average              Average              Average
                                         Interest      Rate    Interest     Rate    Interest     Rate
                                          -------------------  -------------------  --------------------
INTEREST INCOME:
     Interest and fees on loans             35,040     10.00%    29,767     10.41%    23,562     10.56%
     Interest on taxable securities          2,378      4.92%     2,565      6.07%     3,108      6.10%
     Interest on nontaxable securities       1,995      6.41%     1,710      5.18%     1,327      5.26%
     Interest on Federal Funds sold            858      6.56%       535      5.63%       673      6.94%
     Interest on deposits in banks              19      4.87%        36      4.82%        33      6.76%

          Total interest income             40,290      9.09%    34,613      9.32%    28,703      9.27%
                                            ------               ------               ------

INTEREST EXPENSE:
     Interest expense on
interest-bearing
          Demand deposits                    2,764      2.69%     2,511      3.01%     2,009      3.26%
     Interest on savings deposits              566      2.63%       516      2.76%       436      2.83%
     Interest on time deposits              13,838      5.71%    12,812      5.88%    10,704      5.76%
     Interest on other borrowings              529      5.15%       111      6.53%        42      7.71%

          Total interest expense            17,697      4.69%    15,950      4.96%    13,191      5.01%
                                            ------               ------               ------

NET INTEREST INCOME                         22,593               18,663               15,512
                                            ------               ------               ------


     Net interest spread                                4.40%                4.36%                4.26%
     Net yield on average
          Interest-earning assets                       5.10%                5.03%                5.01%





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


                                                                               Year Ended December 31,
                                                                                    1999 vs. 1998
                                                                                   Changes Due to:

                                                                                                             Increase
                                                                           Rate           Volume            (decrease)
                                                                 -----------------------------------------------------
                                                                                (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                          (1,216)           6,485                5,273
     Interest on taxable securities                                        (528)             340                (187)
     Interest on nontaxable securities                                       386           (101)                  285


     Interest on Federal Funds sold                                           98             225                  323
     Interest on deposits in banks                                             0            (17)                 (17)
                                                                 -----------------------------------------------------
          Total interest income                                          (1,260)           6,937                5,677
                                                                 -----------------------------------------------------

     Expense from interest-bearing liabilities:
     Interest expense on interest-bearing deposits                         (286)             539                  253
     Interest on savings deposits                                           (26)              76                   50
     Interest on time deposits                                             (380)           1,406                1,026
     Interest on other borrowings                                           (29)             447                  418
                                                                 -----------------------------------------------------
          Total interest expense                                           (728)           2,475                1,747
                                                                 -----------------------------------------------------

          Net interest income                                              (532)           4,462                3,930

                                                                 -----------------------------------------------------

                                                                               Year Ended December 31,
                                                                                    1998 vs. 1997
                                                                                   Changes Due to:
                                                                                                             Increase
                                                                           Rate           Volume            (decrease)
                                                                 -----------------------------------------------------
                                                                                (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                            (323)           6,528                6,205
     Interest on taxable securities                                         (15)           (528)                (543)
     Interest on nontaxable securities                                      (20)             403                  383
     Interest on Federal Funds sold                                        (124)            (14)                (138)
     Interest on deposits in banks                                          (11)              14                    3
                                                                 -----------------------------------------------------
          Total interest income                                            (493)           6,403                5,910
                                                                 -----------------------------------------------------

     Expense from interest-bearing liabilities:
     Interest expense on interest-bearing deposits                         (163)             665                  502
     Interest on savings deposits                                           (11)              91                   80
     Interest on time deposits                                               237           1,871                2,108
     Interest on other borrowings                                            (7)              76                   69
                                                                 -----------------------------------------------------
          Total interest expense                                              56           2,703                2,759
                                                                 -----------------------------------------------------

          Net interest income                                              (549)           3,700                3,151
                                                                 =====================================================


                              INVESTMENT PORTFOLIO

TABLE 4  TYPES OF INVESTMENTS


The carrying amounts of securities at the dates indicated are summarized as follows: <F1>

                                                                                December 31,
                                                                          1999            1998            1997
                                                               ------------------------------------------------
                                                                           (Dollars in Thousands)
U. S. Treasury and other U. S. Government
      Agencies and corporations                                        $30,708         $25,987         $29,094
Municipal securities                                                    39,865          36,753          29,497
Mortgage-backed securities                                               8,785           8,979          21,962
Equity securities                                                        1,725           1,721           1,448
                                                               ------------------------------------------------
                                                                       $81,083         $73,440         $82,001
                                                               ------------------------------------------------

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

         The amounts of securities in each category as of December 31, 1999 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.


                            U. S. Treasury and Other
                            U. S. Government agencies
                               and corporations <F3>     Municipal Securities <F2>     Other Securities <F4>
                               Amount       Yield<F1>      Amount       Yield<F1>      Amount       Yield<F1>
                         ------------------------------------------------------------------------------------
One year or less                 3,690         5.91%         2,466         4.76%         1,725         7.00%

After one year
     through five years         19,643         5.80%         4,026         4.69%             -             -

After five years
     through ten years          12,039         6.03%        10,069         4.78%             -             -

After ten years                  4,121         6.26%        23,304         5.06%             -             -
                         --------------              --------------              --------------

          Total                 39,493         5.96%        39,865         5.08%         1,725         7.00%
                         --------------              --------------              --------------

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

LOAN PORTFOLIO

TABLE 6  Types of Loans

         The amount of loans outstanding at the indicated dates are in the following table according to the type of loan.

                                                                                  December 31,
                                                       1999            1998           1997            1996            1995
                                            -------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

Commercial, financial
   and agricultural <F1>                            206,505        $161,572       $118,376        $102,231         $77,871
Real estate-construction                             24,208          21,327         21,234           9,506           8,036
Real estate-mortgage                                 93,063          82,413         69,541          57,566          63,312
Consumer and other <F2>                              53,093          48,825         36,070          36,483          30,072
                                            -------------------------------------------------------------------------------
                                                   $376,869        $314,137       $245,221        $205,786        $179,291
Less allowance for loan losses                      (5,683)         (4,863)        (4,024)         (3,592)         (3,060)
                                            -------------------------------------------------------------------------------
          Net loans                                $371,186        $309,274       $241,197        $202,194        $176,231
                                            -------------------------------------------------------------------------------


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

TABLE 7   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
          RATES

         Total loans as of December 31, 1999 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years.

                                                                      December 31, 1999
                                                                   (Dollars in Thousands)
Maturity:
   One year or less:
          Commercial, financial and agricultural                             $90,635
          Real estate-construction                                            23,140
          All other loans                                                     46,665
                                                                      ---------------
                                                                            $160,440
                                                                      ---------------
   After one year through five years:
          Commercial, financial and agricultural                             479,433
          Real estate-construction                                               560
          All other loans                                                     90,496
                                                                      ---------------
                                                                            $170,489
                                                                      ---------------
   After five years:
          Commercial, financial and agricultural                             $35,670
          All other loans                                                      9,294
                                                                      ---------------
                                                                             $44,964
                                                                      ---------------

                                                                            $375,893
                                                                      ---------------


         The following table summarizes loans at December 31, 1999 with due dates after one year which have predetermined and floating or adjustable interest rates.

                                                                       December 31, 1999
                                                                      (Dollars in Thousands)
          Predetermined interest rates                                        $163,744
          Floating or adjustable interest rates                                 51,709
                                                                          -------------
                                                                              $215,453
                                                                          -------------


         Records were not available to present the above information in each loan category listed in the first paragraph above and could not be reconstructed without undue burden and cost to the Company.

TABLE 8  Nonaccrual, Past Due and Restructured Loans

         Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

                                                                                December 31,
                                                            1999          1998          1997          1996          1995
                                                   ----------------------------------------------------------------------
                                                                          (Dollars in Thousands)

Nonaccrual loans                                          $1,743        $1,119          $714        $1,119        $1,456

Loans contractually past due ninety days
  or more as to interest or principal
  Payments and still accruing                              1,572           706           533           445           345

Loans, the terms of which  have been
  Renegotiated  to  provide a  reduction
  or deferral of interest or principal
  because of deterioration in the
  financial position of the borrower                         842           572           704           620           629

Loans, now current about which there are
  serious doubts as to the ability of the
  borrower to comply with present
  loan repayment terms                                         -             -             -             -             -

         The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 1999 is as follows:

                                                                                           December 31, 1999
Interest income that would have been recorded on nonaccrual
     and restructured loans under original terms
                                                                                                 292,576


Interest income that was recorded on nonaccrual and restructured loans
                                                                                                 105,867


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


COMMITMENTS AND LINES OF CREDIT

         The Community Banking Subsidiaries will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 1999 and 1998 were $30,544,552 and $28,756,057, respectively.
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

                                                                          December 31,
                                                       1999          1998          1997          1996          1995
                                              ----------------------------------------------------------------------
                                                                     (Dollars in Thousands)

Average amount of loans outstanding                $350,278      $285,809      $223,170      $191,180      $170,525
                                              ----------------------------------------------------------------------

Balance of allowance for loan losses
     at beginning of year                            $4,863        $4,024        $3,592        $3,060        $2,686
                                              ----------------------------------------------------------------------

Loans charged off
     Commercial                                      ($423)         ($97)        ($136)        ($118)        ($221)
     Real estate mortgage                             ($23)           (7)          (35)             -             -
     Consumer                                        ($632)         (391)         (424)         (211)         (331)
                                              ----------------------------------------------------------------------
                                                   ($1,078)        ($495)        ($595)        ($329)        ($552)
                                              ----------------------------------------------------------------------

Loans recovered
     Commercial                                         $45           $20           $11            $5           $12
     Real estate mortgage                                $4            19            28            35            12
     Consumer                                          $212           130            52            64            53
                                              ----------------------------------------------------------------------
                                                       $261          $169           $91          $104           $77
                                              ----------------------------------------------------------------------

Net charge-offs                                      ($817)        ($326)        ($504)        ($225)        ($475)
                                              ----------------------------------------------------------------------

Additions to allowance charged
     to operating expense during year                $1,637        $1,165          $936          $757          $849
                                              ----------------------------------------------------------------------

Balance of allowance for loan losses
     at end of year                                  $5,683        $4,863        $4,024        $3,592        $3,060
                                              ======================================================================

Ratio of net loans charged off during
     the year to average loans outstanding            0.23%         0.11%         0.23%         0.12%         0.28%
                                              ======================================================================


ALLOWANCE FOR LOAN LOSSES

         The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $5,683,000 at December 31, 1999, representing 1.51% of total loans, compared with approximately $4,863,000 at December 31, 1998, which represented 1.55% of total loans. The allowance for loan losses is reviewed regularly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 1999.

         Historically, management has not allocated the Company's allowance for loan losses to specific categories of loans. However, based on management's best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 1999, 1998, 1997, 1996 and 1995 is summarized below:

                                                                  December 31,
                                       1999            1998            1997          1996             1995
                            -------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Commercial                           $2,671          $2,160          $1,850        $1,830           $1,347
Real estate                             568             270             230           105              467
Consumer                              2,444           2,433           1,944         1,657            1,246
                            -------------------------------------------------------------------------------
                                     $5,683          $4,863          $4,024        $3,592           $3,060
                            ===============================================================================

                                           Percent of loans in Each Category of Total Loans

                                                                  December 31,
                                       1999            1998            1997          1996             1995
                            -------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Commercial                              55%             51%             49%           50%              43%
Real estate                             31%             33%             35%           33%              40%
Consumer                                14%             16%             16%           17%              17%
                            -------------------------------------------------------------------------------
                                       100%            100%            100%          100%             100%
                            ===============================================================================


DEPOSITS

TABLE 10


         Average   amount  of  deposits   and  average   rates  paid   thereon,   classified   as  to
noninterest-bearing demand deposits,  interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. <F1>

                                                                        Year Ended December 31,
                                                              1999                 1998                 1997
                                                      --------------------   -----------------    -----------------
                                                                  Average              Average              Average
                                                      Balance    Interest    Balance  Interest    Balance  Interest
                                                                   Rate                 Rate                 Rate
                                                      --------------------   -----------------    -----------------
Noninterest-bearing demand                             $66,719              $52,966          -   $41,472          -
Interest-bearing demand deposits                       102,770      2.69%    83,422      3.01%    61,638      3.26%
Savings deposits                                        21,540      2.63%    18,672      2.76%    15,387      2.83%
Time deposits                                          242,434      5.71%   217,831      5.88%   185,936      5.76%
                                                     ----------           ----------           ----------
          Total deposits                              $433,463             $372,891             $304,433
                                                     ==========           ==========           ==========

<F1> Average balances were determined  using month-end  balances during the year for each category.


         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.


                                                            December 31, 1999
                                                           Dollars in Thousands)
Three months or less                                               $18,111
Over three through six months                                       16,996
Over six through twelve months                                      34,224
Over twelve months                                                  10,593
                                                              ------------
                                                                   $79,924
                                                              ------------


RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

TABLE 11

         The following rate of return information for the years is presented below.

                                                         Year Ended December 31,
                                                         1999           1998            1997
                                              -----------------------------------------------
Return on assets <F1>                                   1.23%          1.68%           1.65%
Return on equity <F2>                                  14.21%         18.84%          18.69%
Dividend payout ratio <F3>                              5.36%          4.69%           5.38%
Equity to assets ratio <F4>                             8.65%          8.92%           8.83%

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a brief description, as of December 31, 1999, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

              Steven C. Adams       Mr. Adams has been an attorney with the firm
              (51)                  of Adams, Ellard & Frankum,  P.C. since 1973
                                    and President of Chatham Transport Company, a trucking company, since 1994. He has been a director of the Company, Community -
                                    Habersham,  and Financial Supermarkets since
                                    1990.  He was named a director of  Financial
                                    Properties, Inc. in 1998.


              Edwin B. Burr         Mr. Burr  has  served  as a  director of the
              (66)                  Company  since  April of 1995 and  Financial
                                    Supermarkets  since 1992.  Mr. Burr has been
                                    President of Financial Solutions, a bank consulting firm since 1988. He has been a director of Community - Alabama since 1997.


              Elton S. Collins      Mr. Collins  has  been  the President, Chief
              (56)                  Executive   Officer   and  a   director   of
                                    Community - Jackson since 1982.

              Annette R. Fricks     Mrs.  Fricks  has  been  an  Executive  Vice
              (55)                  President  and  Corporate  Secretary  of the
                                    Company and Community - Habersham since 1992
                                    and 1967, respectively,  and has also served
                                    as   Corporate    Secretary   of   Financial
                                    Supermarkets  since 1984.  She was named the
                                    Executive   Vice   President  and  Corporate
                                    Secretary for Financial Properties in 1998.

              Charles M. Miller     Mr. Miller  has  served as an Executive Vice
              (58)                  President  of  Company,  the  President  and
                                    Chief  Operating  Officer  and  director  of
                                    Community - Habersham and the Executive Vice
                                    President    and   director   of   Financial
                                    Supermarkets since 1990. Mr. Miller has served as a director of Community - Troup since November 1995. He was named a director of Financial Properties in 1998.

        Harry H. Purvis            Mr.  Purvis  has  been  a  director  of  the
        (93) Company since 1981 and Community - Habersham since 1956. Mr. Purvis has also served as a director of Financial Supermarkets since 1984. He was named a director of Financial Properties, Inc. in 1998.

        Harry L. Stephens           Mr. Stephens  has  been  an  Executive  Vice
        (53)                        President and the Chief Financial Officer of
                                    the Company and Community - Habersham  since
                                    1992  and  has   served  as   Treasurer   of
                                    Financial  Supermarkets  since 1986.  He has
                                    been  Executive  Vice  President  and  Chief
                                    Financial  Officer of  Community - Habersham
                                    since  1993.  He was  named  Executive  Vice
                                    President   and   Treasurer   of   Financial
                                    Properties, Inc. in 1998

        H. Calvin Stovall, Jr.      Mr. Stovall,  who  is    retired,  was  the
        (84)                        President and  treasurer of Stovall  Tractor
                                    Company,  a retail  farm  equipment  dealer,
                                    from 1948 until  November 1995. He served as
                                    the  Chairman  of  the  Company's  Board  of
                                    Directors  1981-1998 and was named  Chairman
                                    Emeritus  in  1998.  Mr.  Stovall  has  also
                                    served  as  a  director   of   Community   -
                                    Habersham,  Community  - Jackson,  Financial
                                    Supermarkets  and  Community  - Troup  since
                                    1963,   1982,   1984  and   November   1994,
                                    respectively. He was also named a director of Financial Properties, Inc. in 1998.

        Dean C. Swanson             Mr. Swanson  was  President  of the Standard
        (68)                        Group,  a  telecommunications  company until
                                    January   1999.   He   is  a   director   of
                                    Independent  Telecommunications Network. Mr.
                                    Swanson has served as a director of the Company, Community - Habersham and Financial
                                    Supermarkets since 1981, 1972, and 1984, respectively. He was named a director of Financial Properties, Inc. in 1998.

        George D. Telford           Mr. Telford is a retired bank executive and
        (79)                        has served as a director  of the Company and
                                    Community -  Habersham  since 1981 and 1965,
                                    respectively,   as  well  as  of   Financial
                                    Supermarkets since 1993. He was named a director of Financial Properties, Inc. in 1998.

        J. Alton Wingate            Mr. Wingate has served as a director and the
        (60)                        President and Chief Executive Officer of the
                                    Company, Community - Habersham and Financial
                                    Supermarkets  since  1981,  1977  and  1984,
                                    respectively. Mr. Wingate was named Chairman
                                    of the  Board in 1998.  He has also been the
                                    Chairman  of the  Board of  Directors  and a
                                    director of Community - Jackson, Community -
                                    Alabama,  and  Community - Troup since 1982,
                                    1990,  and November 1994,  respectively.  He
                                    was  named  President  and  Chief  Executive
                                    Officer of  Financial  Properties,  Inc.  in
                                    1998.  Mr.  Wingate  has been  Chairman  and
                                    Chief  Executive   Officer  of  Community  -
                                    Habersham since 1996 and has been Chairman, President, and Chief Executive Officer of
                                    Financial Supermarkets since 1984.

        Lois M. Wood-Schroyer       Ms. Wood-Schroyer  is  the  Chairman,  Chief
        (61)                        Executive Officer,  Director,  and President
                                    of Woods Furniture Co. Ms. Wood-Schroyer has
                                    served  as  a  Director   of   Community   -
                                    Habersham since 1990 and was elected to the Company's Board of Directors in 1999.

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

                                              Summary Compensation Table
------------------------------------------------------------- ------------------------------------------------------
                    Annual Compensation                                      Long-Term Compensation
------------------------------------------------------------- ------------------------------------------------------
                                                                           Securities
    Name and Principal              Salary                                 Underlying         All Other
         Position            Year   $<F1>          Bonus <F2>           Options/SARS (#)     Compensation
---------------------------- ------ ------------- ------------- ------ ------------------- ----------------- -------

     J. Alton Wingate        1999     347,950      1,222,960    <F7>                            41,966        <F3>
    President and Chief      1998     245,500      1,360,258    <F7>                   --       30,499
     Executive Officer       1997     243,200       728,981     <F7>                   --       30,687
---------------------------- ------ ------------- ------------- ------ ------------------- ----------------- -------

     Charles M. Miller       1999     145,600        35,000                            --       27,512        <F4>
      Executive Vice         1998     145,600        30,000                            --       23,512
         President           1997     145,600        20,000                            --       23,974
---------------------------- ------ ------------- ------------- ------ ------------------- ----------------- -------

     Harry L. Stephens       1999     105,960        52,500                            --       22,658        <F5>
      Executive Vice         1998      98,000        52,500                            --       20,816
    President and Chief      1997      93,000        52,500                            --       19,811
     Financial Officer

---------------------------- ------ ------------- ------------- ------ ------------------- ----------------- -------
     Annette R. Fricks       1999      99,460        62,500                                     21,096        <F6>
      Executive Vice         1998      88,000        57,500                            --       17,844
       President and         1997      83,000        52,500                            --       17,088
    Corporate Secretary
---------------------------- ------ ------------- ------------- ------ ------------------- ----------------- -------

<F1>     Includes directors' fees.

<F2>     Bonuses are included in this report in the year paid.

<F3>     Included  premiums of $4,397.03  paid for Mr.  Wingate's life insurance policies and estimated employee stock ownership plan ("ESOP") contributions of $17,500. Final ESOP contributions have not yet been determined for 1999.

<F4>     Includes  premiums of $3,171.9  paid for Mr.  Miller's  life  insurance policies and estimated ESOP contributions of $16,500.00. Final ESOP contributions have not yet been determined for 1999.

<F5>     Includes  premiums of $912.00  paid for Mr.  Stephens'  life  insurance
         policies   and   estimated   ESOP   contributions   of  $16,000.   ESOP
         contributions have not yet been determined for 1999.

<F6>     Includes  premiums  of $660.00  paid for Mrs.  Fricks'  life  insurance policies and estimated ESOP contributions of $15,500. Final ESOP contributions have not yet been determined for 1999.

<F7>     Mr.  Wingate's  bonus  is  contractually  based on the  performance  of
         Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.



         DIRECTOR'S COMPENSATION. The Chairman Emeritus of the Company's Board of Directors, Calvin Stovall, currently receives a fee of $2,250 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $2,000 a year for service on the Company's Board of Directors. The directors of Community - Habersham, Community - Jackson, Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $11,000, $6,500, $3,850, $3,600, and $6,000 per year, respectively.

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

               Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

                                                                  Number of
                                                                  Securities           Value of
                                                                  Underlying           Unexercised
                                                                  Unexercised          In-The-Money
                                                                  Options at Fiscal    Options At Fiscal
                                                                  Year-End             Year-End ($)
                        Shares Acquired on                        (Exercisable/        (Exercisable/
         Name           Exercise (#)         Value Realized ($)   Unexercisable)       Unexercisable)
         ----           ------------         ------------------   --------------       --------------
Charles M. Miller             -3,000-              $80,610              2,500/0                0/0
Harry L. Stephens               -0-                  -0-                8,500/0             161,220/0
Annette R. Fricks             -3,000-              $80,610             14,500/0             322,440/0


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of January 1, 2000 by (i) each of the Named Executive Officers, (ii) each of the directors of the Company, (iii) each shareholder who owns greater than five percent (5%) of the Company's securities and (iv) all executive officers and directors of the Company as a group, without naming such individuals. There were 2,178,830 shares outstanding as of that date.


Name of                               Amount of Shares                                      Percent
Beneficial Owner                      Beneficially Owned                                    of Class
----------------                      ------------------                                    --------
Joye H. Adams                         141,720 <F1>                                           6.50%
Steven C. Adams                       495,620 <F2><F3><F4><F5><F6>                          22.74%
Edwin B. Burr                           1,080 <F7>                                            *
Elton S. Collins                      403,540 <F3><F8><F16>                                 18.52%
Community Bankshares, Inc.            380,780 <F9>                                          17.48%
  Employee Stock Ownership
  Plan and Trust
Annette R. Fricks                      29,986 <F19>                                          1.23%
Emmett D. Hart                        151,500 <F10>                                          6.95%
Charles M. Miller                      12,360 <F11>                                           *
Harry H. Purvis                        40,510                                                1.90%
Harry L. Stephens                      10,248 <F12>                                           *
H. Calvin Stovall                     166,660 <F13><F14>                                     7.65%
Dean C. Swanson                         30,000                                               1.38%
George D. Telford                       82,617                                               3.79%
J. Alton Wingate                       724,780 <F2><F3><F4><F15><F17>                       33.26%
Lois M. Wood-Schroyer                    3,030                                                *

All executive officers and            1,145,611 <F18>                                       52.58%
directors as a group (12 Persons)


* less than one percent

<F1>     Mrs. Adams' address is 664 Chenocetah Drive, Cornelia, Georgia 30531.

<F2>     Includes an aggregate of 48,000 shares held by the Taft Chatham  Trusts
         I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
<F3>     Includes  380,780 shares held by Community  Bankshares,  Inc. ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
<F4>     Includes 19,500 shares held by Chatham  Transport  company with respect to which Messrs. Wingate and Adams share voting power.

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

<F9>     The  address of the ESOP is 448 North Main  Street,  Cornelia,  Georgia
         30531.

<F10>    Mr. Hart's  address is 1729 Davis  (By-Pass)  Road,  LaGrange,  Georgia
         30241.

<F11>    Includes  presently-exercisable  options  to  acquire  2,500  shares of
         Common Stock.

<F12>    Includes  presently-exercisable  options  to  acquire  8,500  shares of
         Common Stock.

<F13>    Mr. Stovall's address is 215 Grandview Circle, Cornelia, Georgia 30531.

<F14>    Does not  include  250 shares of Common  Stock  owned by Mr.  Stovall's wife, as to which he disclaims beneficial ownership.

<F15>    Includes 16,500 shares held by the Estate of H. Milton Stewart, Sr., of which Mr. Wingate is a co-trustee and has voting and investment control.

<F16>    Includes  presently-exercisable  options  to  acquire  2,500  shares of
         Common Stock.

<F17>    Mr.  Wingate's  address is 186  Hillcrest  Heights,  Cornelia,  Georgia
         30531.

<F18>    Includes  presently-exercisable  options  to acquire  28,000  shares of
         Common Stock.

<F19>    Includes  presently-exercisable  options  to acquire  14,500  shares of
         Common Stock.

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

     (a)    Financial Statements.

         The following financial statements and notes thereto of the Registrant are included in this Report beginning at page F-1:

         Independent Auditor's Report on the Financial Statement

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholder's Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

10.7 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 31, 1999.

10.8 Community Bankshares, Inc. 1999 Stock Award Plan, as adopted December 22, 1999.

21       List of  Subsidiaries  of  Registrant.

27       Financial Data Schedule (for SEC use only)

(c)      No reports on Form 8-K were filed during the last quarter of 1999.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1999

---------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT...........................................F-1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.......................................F-2
     CONSOLIDATED STATEMENTS OF INCOME.................................F-3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME...................F-4
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY...................F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS.........................F-6 AND 7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................F-8-35

                          INDEPENDENT AUDITOR'S REPORT

-----------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
COMMUNITY BANKSHARES, INC.
   AND SUBSIDIARIES
CORNELIA, GEORGIA


         We have audited the accompanying consolidated balance sheets of COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





Atlanta, Georgia
January 14, 2000

                                                    COMMUNITY BANKSHARES, INC.
                                                         AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------------------------------------------------------
                                     ASSETS                                                 1999                    1998
                                     ------                                       ----------------------   ---------------------
Cash and due from banks                                                           $          31,834,329    $         26,796,002
Interest-bearing deposits in banks                                                              160,751                 427,870
Federal funds sold                                                                            2,940,000              22,890,000
Securities available-for-sale                                                                49,143,458              42,525,208
Securities held-to-maturity (fair value $31,349,477 and $32,173,821)                         31,939,177              30,915,014
Loans held for sale                                                                           1,274,927                 699,498

Loans                                                                                       375,593,370             313,437,773
Less allowance for loan losses                                                                5,682,612               4,863,181
                                                                                  ----------------------   ---------------------
          Loans, net                                                                        369,910,758             308,574,592

Premises and equipment                                                                       13,443,644              13,463,273
Other assets                                                                                 15,502,518              14,301,983
                                                                                  ----------------------   ---------------------

          TOTAL ASSETS                                                            $         516,149,562    $        460,593,440
                                                                                  ======================   =====================

          LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
          -------------------------------------------------------------

Deposits
    Noninterest-bearing demand                                                    $          65,814,563    $         65,266,672
    Interest-bearing demand                                                                  99,185,353              94,458,133
    Savings                                                                                  20,863,081              19,731,233
    Time, $100,000 and over                                                                  79,924,593              67,003,184
    Other time                                                                              178,268,414             158,823,651
                                                                                  ----------------------   ---------------------
          TOTAL DEPOSITS                                                                    444,056,004             405,282,873
                                                                                  ----------------------   ---------------------
Federal Home Loan Bank advances                                                              15,000,000               5,000,000
Notes payable                                                                                 1,054,100                 808,200
Other liabilities                                                                            11,236,847               8,958,004
                                                                                  ----------------------   ---------------------
          TOTAL LIABILITIES                                                                 471,346,951             420,049,077
                                                                                  ----------------------   ---------------------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 380,780 and 363,616
     shares outstanding at December 31, 1999 and 1998, respectively                          13,982,242              14,253,747
                                                                                  ----------------------   ---------------------

Shareholders' equity
    Common stock, par value $1; 5,000,000 shares authorized;
        2,178,830 and 2,169,830 shares issued and outstanding, respectively                   2,178,830               2,169,830
    Capital surplus                                                                           6,115,827               6,036,220
    Retained earnings                                                                        23,853,170              17,857,974
    Accumulated other comprehensive income (loss)                                            -1,327,458                 226,592
                                                                                  ----------------------   ---------------------
       TOTAL SHAREHOLDERS' EQUITY                                                            30,820,369              26,290,616
                                                                                  ----------------------   ---------------------

       TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND
           SHAREHOLDERS' EQUITY                                                   $         516,149,562    $        460,593,440
                                                                                  ======================   =====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           COMMUNITY BANKSHARES, INC.
                                                AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF INCOME
                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------
                                                                 1999               1998               1997
                                                             -----------        -----------        ------------
INTEREST INCOME
    Loans                                                    $35,040,618        $29,767,173        $ 23,562,784
    Taxable securities                                         2,377,935          2,564,894           3,107,805
    Nontaxable securities                                      1,994,814          1,710,141           1,326,884
    Deposits in banks                                             18,653             35,973              33,523
    Federal funds sold                                           858,093            534,903             672,915
                                                             -----------        -----------        ------------
       TOTAL INTEREST INCOME                                  40,290,113         34,613,084          28,703,911
                                                             -----------        -----------        ------------
INTEREST EXPENSE
    Deposits                                                  17,167,809         15,839,093          13,149,225
    Other borrowings                                             529,052            111,411              42,224
                                                             -----------        -----------        ------------
       TOTAL INTEREST EXPENSE                                 17,696,861         15,950,504          13,191,449
                                                             -----------        -----------        ------------

       NET INTEREST INCOME                                    22,593,252         18,662,580          15,512,462
PROVISION FOR LOAN LOSSES                                      1,636,900          1,164,950             936,216
                                                             -----------        -----------        ------------
      NET INTEREST INCOME AFTER PROVISION FOR
          LOAN LOSSES                                         20,956,352         17,497,630          14,576,246
                                                             -----------        -----------        ------------

OTHER INCOME
    Service charges on deposits accounts                       2,864,632          2,527,830           2,016,911
    Other service charges, commissions and fees                  649,378            523,438             431,729
    Trust department fees                                        112,998            112,061              93,450
    Nonbank subsidiary income                                  6,720,159          9,043,292           8,819,919
    Gain on sale of loans                                        318,757            560,075             614,060
    Net realized gains (losses) on sale of securities                  0             78,653              (3,992)
    Other                                                        844,053            535,636             447,053
                                                             -----------        -----------        ------------
       TOTAL OTHER INCOME                                     11,509,977         13,380,985          12,419,130
                                                             -----------        -----------        ------------

OTHER EXPENSES
    Salaries and employee benefits                            12,345,498         10,676,957          10,474,465
    Equipment expenses                                         2,541,601          1,840,529           1,487,528
    Occupancy expenses                                         1,386,038          1,305,998           1,075,710
    Other operating expenses                                   7,558,207          6,578,930           5,686,110
                                                             -----------        -----------        ------------
       TOTAL OTHER EXPENSES                                   23,831,344         20,402,414          18,723,813
                                                             -----------        -----------        ------------

       INCOME BEFORE INCOME TAXES                              8,634,985         10,476,201           8,271,563

INCOME TAX EXPENSE                                             2,558,820          3,444,497           2,624,797
                                                             -----------        -----------        ------------

       NET INCOME                                            $ 6,076,165        $ 7,031,704        $  5,646,766
                                                             ===========        ===========        ============

BASIC EARNINGS PER COMMON SHARE                              $      2.80        $      3.24        $       2.73
                                                             ===========        ===========        ============
DILUTED EARNINGS PER COMMON SHARE                            $      2.80        $      3.20        $       2.60
                                                             ===========        ===========        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           COMMUNITY BANKSHARES, INC.
                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------------
                                                                                    1999             1998            1997
                                                                                -----------      -----------      ----------
Net income                                                                      $ 6,076,165      $ 7,031,704      $5,646,766
                                                                                -----------      -----------      ----------

Other comprehensive income (loss):

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized  holding gains  (losses)  arising during  period,  net of taxes  (benefits) of  $(1,036,081),
            $95,593, and $134,777,
            respectively                                                         (1,554,050)         143,388         202,167

         Reclassification adjustment for (gains) losses realized
            in net income, net of  taxes  (benefits) of $0, $31,461, and
            $(1,597), respectively                                                        0          (47,192)          2,395
                                                                                -----------      -----------      ----------

Other comprehensive income (loss)                                                (1,554,050)          96,196         204,562
                                                                                -----------      -----------      ----------

Comprehensive income                                                            $ 4,522,115      $ 7,127,900      $5,851,328
                                                                                ===========      ===========      ==========


See Notes to Consolidated Financial Statements

                                        COMMUNITY BANKSHARES, INC.
                                             AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------------------------------


                                                        Common Stock
                                                -------------------------     Capital          Retained
                                                  Shares       Par Value       Surplus         Earnings
                                                ----------    -----------    ----------     ------------

BALANCE, DECEMBER 31, 1996                      2,004,830     $2,004,830     $5,276,520     $ 13,875,615
    Net income                                          -              -              -        5,646,766
    Cash dividends declared, $.14 per share             -              -              -         (295,157)
    Exercise of stock options                     165,000        165,000        759,700                -
    Adjustment for shares owned by ESOP                 -              -              -       (4,444,491)
    Sale of treasury stock to ESOP                      -              -              -                -
    Other comprehensive income                          -              -              -                -
                                                ---------     ----------     ----------     ------------
BALANCE, DECEMBER 31, 1997                      2,169,830      2,169,830      6,036,220       14,782,733
    Net income                                          -              -              -        7,031,704
    Cash dividends declared, $.15 per share             -              -              -         (324,607)
    Adjustment for shares owned by ESOP                 -              -              -       (3,631,856)
    Other comprehensive income                          -              -              -                -
                                                ---------     ----------     ----------     ------------
BALANCE, DECEMBER 31, 1998                      2,169,830      2,169,830      6,036,220       17,857,974
    Net income                                          -              -              -        6,076,165
    Exercise of stock options                       9,000          9,000         79,607                -
    Cash dividends declared, $.15 per share             -              -              -         (352,474)
    Adjustment for shares owned by ESOP                 -              -              -          271,505
    Other comprehensive loss                            -              -              -                -
                                                ---------     ----------     ----------     ------------
BALANCE, DECEMBER 31, 1999                      2,178,830     $2,178,830     $6,115,827     $ 23,853,170
                                                =========     ==========     ==========     ============
                                                                              Accumulated
                                                     Treasury Stock              Other               Total
                                                  ---------------------       Comprehensive      Shareholders'
                                                  Shares        Amount        Income (Loss)         Equity
                                                  ------       --------       -------------      ------------
BALANCE, DECEMBER 31, 1996                             -       $      -       $   (74,166)       $ 21,082,799
    Net income                                         -              -                 -           5,646,766
    Cash dividends declared, $.14 per share            -              -                 -            (295,157)
    Exercise of stock options                     35,661       (782,050)                -             142,650
    Adjustment for shares owned by ESOP                -              -                 -          (4,444,491)
    Sale of treasury stock to ESOP               (35,661)       782,050                 -             782,050
    Other comprehensive income                         -              -           204,562             204,562
                                                  ------       --------       -----------        ------------
BALANCE, DECEMBER 31, 1997                             -              -           130,396          23,119,179
    Net income                                         -              -                 -           7,031,704
    Cash dividends declared, $.15 per share            -              -                 -            (324,607)
    Adjustment for shares owned by ESOP                -              -                 -          (3,631,856)
    Other comprehensive income                         -              -            96,196              96,196
                                                  ------       --------       -----------        ------------
BALANCE, DECEMBER 31, 1998                             -              -           226,592          26,290,616
    Net income                                         -              -                 -           6,076,165
    Exercise of stock options                          -              -                 -              88,607
    Cash dividends declared, $.15 per share            -              -                 -            (352,474)
    Adjustment for shares owned by ESOP                -              -                 -             271,505
    Other comprehensive loss                           -              -        (1,554,050)         (1,554,050)
                                                  ------       --------       -----------        ------------
BALANCE, DECEMBER 31, 1999                             -       $      -       $(1,327,458)       $ 30,820,369
                                                  ======       ========       ===========        ============

                                                    F-5

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   COMMUNITY BANKSHARES, INC.
                                                        AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


-------------------------------------------------------------------------------------------------------------------------------
                                                                                1999                1998               1997
                                                                           ------------        ------------        ------------
OPERATING ACTIVITIES
    Net income                                                             $  6,076,165        $  7,031,704        $  5,646,766
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                          1,981,267           1,585,729           1,154,306
        Amortization of intangibles                                             429,247             288,156             244,911
        Provision for loan losses                                             1,636,900           1,164,950             936,216
        Provision for other real estate losses                                        0              10,000              65,000
        Deferred income tax benefits                                           (381,217)           (292,525)           (195,033)
        (Increase) decrease in loans held for sale                             (575,429)          1,861,417             (76,798)
        Net (gains) losses on sale of securities available-for-sale                   0             (78,653)              3,992
        Loss on disposal of premises and equipment                               16,460                   0                   0
        Net losses (gains) on sale of other real estate                         (54,132)             (3,563)             39,182
        (Increase) decrease in interest receivable                              266,634          (1,187,060)           (690,955)
        Increase (decrease) in interest payable                                (655,877)          1,180,385             277,325
        Increase (decrease) in taxes payable                                    438,959             348,661            (661,580)
        (Increase) decrease in accounts receivable of
             nonbank subsidiary                                                (136,686)           (618,731)          1,314,629
        (Increase) decrease in work in process of nonbank subsidiary            145,959            (513,252)          1,342,849
        Increase (decrease) in accruals and payables of
             nonbank subsidiary                                               2,303,101             325,031          (3,773,361)
        Other operating activities                                             (171,219)         (1,145,989)            257,796
                                                                           ------------        ------------        ------------

              Net cash provided by operating activities                      11,320,132           9,956,260           5,885,245
                                                                           ------------        ------------        ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                              (18,271,344)        (29,111,438)        (25,373,331)
    Proceeds from sales of securities available-for-sale                              0          14,296,060          10,687,389
    Proceeds from maturities of securities available-for-sale                 9,063,010          25,811,265           9,158,723
    Purchases of securities held-to-maturity                                 (2,268,432)         (3,323,556)        (11,403,699)
    Proceeds from maturities of securities held-to-maturity                   1,244,269           1,127,193           1,338,890
    Net (increase) decrease in Federal funds sold                            19,950,000         (16,930,000)          2,385,000
    Net (increase) decrease  in interest-bearing deposits in banks              267,119             341,044            (560,690)
    Net increase in loans                                                   (63,874,282)        (71,584,937)        (40,109,318)
    Purchase of premises and equipment                                       (1,978,098)         (2,931,496)         (5,334,330)
    Net cash acquired in branch acquisition                                           0             170,667              99,612
    Proceeds from sale of other real estate                                     821,387             252,492             383,638
                                                                           ------------        ------------        ------------

              Net cash used in investing activities                         (55,046,371)        (81,882,706)        (58,728,116)
                                                                           ------------        ------------        ------------

                                                   COMMUNITY BANKSHARES, INC.
                                                        AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


------------------------------------------------------------------------------------------------------------------------------
                                                                              1999              1998                1997
                                                                      ---------------    ---------------    ------------------
FINANCING ACTIVITIES
    Net increase in deposits                                          $   38,773,131     $   69,738,048     $      56,835,456
    Increase in FHLB advances                                             10,000,000          5,000,000                     -
    Increase in notes payable                                                400,000            500,000                     -
    Repayment of notes payable                                              (154,100)          (154,099)             (154,100)
    Proceeds from the issuance of common stock                                88,607                  -               924,700
    Dividends paid                                                          (343,072)          (318,531)             (285,728)
                                                                      --------------     --------------     -----------------

          Net cash provided by financing activities                       48,764,566         74,765,418            57,320,328
                                                                      --------------     --------------     -----------------

Net increase in cash and due from banks                                    5,038,327          2,838,972             4,477,457

Cash and due from banks at beginning of year                              26,796,002         23,957,030            19,479,573
                                                                      --------------     --------------     -----------------

Cash and due from banks at end of year                                $   31,834,329     $   26,796,002     $      23,957,030
                                                                      ==============     ==============     =================

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                                      $   18,352,738     $   14,957,440     $      12,914,124

        Income taxes                                                  $    2,501,078     $    3,445,529     $       3,526,919

NONCASH TRANSACTIONS
    Unrealized (gains) losses on securities available-for-sale        $    2,590,131     $     (160,328)    $         340,936

    Principal balances of loans transferred to other
        real estate                                                   $      901,216     $      481,806     $         426,273

BRANCH ACQUISITIONS
    Net cash acquired                                                 $            -     $      170,667     $          99,612
                                                                      ==============     ==============     =================

    Loans                                                             $            -     $    2,981,087     $       4,357,901
    Premises and equipment                                                         -             10,085               608,071
    Other assets                                                                   -              9,063                 1,828
    Core deposit intangible                                                        -            760,597             2,190,765
    Deposits                                                                       -         (5,837,754)          (12,387,583)
    Other liabilities                                                              -            (20,687)              (62,790)
                                                                      --------------     --------------     -----------------
    Net liabilities assumed, net of cash and due from
        banks of $170,667 and $99,612                                 $            -     $   (2,097,609)    $      (5,291,808)
                                                                      ==============     ==============     =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



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

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

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



--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SECURITIES

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. All other securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income (loss). Equity securities without a readily determinable fair value are classified as securities available-for-sale and recorded at cost.

            Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

         LOANS HELD FOR SALE

            Loans held for sale include mortgage and other loans originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

         LOANS

            Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

            Loan origination fees and certain direct origination costs of most loans are recognized at the time the loan is recorded. Because the net origination loan fees and costs related to these loans are not material, the results of operations are not materially different than the results which would be obtained by accounting for the loan fees and costs in accordance with generally accepted accounting principles. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan.

            The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.
            Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOANS (CONTINUED)

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

            A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         PREMISES AND EQUIPMENT

            Land is carried at cost.  Premises and equipment are carried at cost
            less   accumulated   depreciation   computed   principally   by  the
            straight-line method over the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses. The carrying amount of other real estate owned at December 31, 1999 and 1998 was $1,142,631 and $1,000,900, respectively.

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



--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES (CONTINUED)

            Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

            The Company and subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes of the consolidated group.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK COMPENSATION PLAN

            Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

         EARNINGS PER COMMON SHARE

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

         COMPREHENSIVE INCOME

            SFAS No. 130, "Reporting Comprehensive Income", describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT DEVELOPMENTS

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

            There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                   COST             GAINS            LOSSES             VALUE
                                               --------------   ---------------   --------------    --------------

            SECURITIES AVAILABLE-FOR-SALE
               December 31, 1999:
               U. S. Government and agency
                  securities                   $  31,705,707    $        9,688    $ (1,007,814)     $  30,707,581
               State and municipal securities      8,955,524             4,205      (1,033,338)         7,926,391
               Mortgage-backed securities          8,969,973            23,170        (208,388)         8,784,755
               Equity securities                   1,724,731                 -                -         1,724,731
                                               --------------   ---------------   --------------    --------------
                                               $  51,355,935    $       37,063    $ (2,249,540)     $  49,143,458
                                               ==============   ===============   ==============    ==============

               December 31, 1998:
               U. S. Government and agency
                  securities                   $  25,704,416    $      324,048    $    (41,299)     $  25,987,165
               State and municipal securities      5,791,730            67,382         (21,121)         5,837,991
               Mortgage-backed securities          8,930,047            85,267         (36,623)         8,978,691
               Equity securities                   1,721,361                 -                -         1,721,361
                                               --------------   ---------------   --------------    --------------
                                               $  42,147,554    $      476,697    $    (99,043)     $  42,525,208
                                               ==============   ===============   ==============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 2.  SECURITIES (CONTINUED)

                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                   COST             GAINS            LOSSES             VALUE
                                               --------------   ---------------   --------------    --------------

            SECURITIES HELD-TO-MATURITY
               DECEMBER 31, 1999:
               State and municipal securities  $  31,939,177    $      111,195    $   (700,895)     $  31,349,477
                                               ==============   ===============   ==============    ==============

               December 31, 1998:
               State and municipal securities  $  30,915,014    $    1,300,295    $    (41,488)     $  32,173,821
                                               ==============   ===============   ==============    ==============

            Securities with a carrying value of $39,625,995 and $36,621,313 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

            Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                                           DECEMBER 31,
                                                           ---------------------------------------------
                                                                1999            1998            1997
                                                           -------------   -------------   -------------

                 Gross gains                               $          -    $    114,546    $     47,843
                 Gross losses                                         -        (35,893)        (51,835)
                                                           -------------   -------------   -------------
                  Net realized gains (losses)              $          -    $     78,653    $    (3,992)
                                                           =============   =============   =============

            The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the categories in the following summary.

                                                  SECURITIES AVAILABLE-FOR-SALE           SECURITIES HELD-TO-MATURITY
                                                -----------------------------------    ----------------------------------
                                                   AMORTIZED            FAIR              AMORTIZED           FAIR
                                                     COST               VALUE               COST              VALUE
                                                ----------------   ----------------    ----------------  ----------------

                  Due in one year or less       $     3,846,583    $     3,823,146     $     2,164,129   $     2,165,931
                  Due from one to five years         19,837,872         19,246,669           4,076,980         4,079,784
                  Due from five to ten years          9,072,671          8,635,475           9,223,869         9,099,527
                  Due after ten years                 7,904,105          6,928,682          16,474,199        16,004,235
                  Mortgage-backed securities          8,969,973          8,784,755                   -                 -
                                                ---------------    ---------------     ---------------   ---------------
                                                $    49,631,204    $    47,418,727     $    31,939,177   $    31,349,477
                                                ===============    ===============     ===============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

            The composition of loans is summarized as follows:

                                                                                    DECEMBER 31,
                                                                           --------------------------------
                                                                                 1999              1998
                                                                           --------------    --------------

                Commercial, financial, and agricultural                    $ 205,230,143     $ 160,872,954
                Real estate - construction                                    24,208,000        21,327,303
                Real estate - mortgage                                        93,063,000        82,413,280
                Consumer                                                      50,956,000        46,047,519
                Other                                                          2,435,876         3,042,663
                                                                           -------------     -------------
                                                                             375,893,019       313,703,719
                Unearned income                                                (299,649)         (265,946)
                Allowance for loan losses                                    (5,682,612)       (4,863,181)
                                                                           -------------     -------------
                Loans, net                                                 $ 369,910,758     $ 308,574,592
                                                                           =============     =============

            Changes in the allowance for loan losses are as follows:

                                                                                    Years Ended December 31,
                                                                          ---------------------------------------------
                                                                               1999            1998            1997
                                                                          ---------------------------------------------
                                                                                       ---             ---

                Balance, beginning of year                                $  4,863,181    $  4,024,171    $  3,591,958
                    Provision charged to operations                          1,636,900       1,164,950         936,216
                    Loans charged off                                       (1,077,974)      (495,008)       (595,258)
                    Recoveries of loans previously charged off                 260,505         169,068          91,255
                                                                          -------------   -------------   -------------
                Balance, end of year                                      $  5,682,612    $  4,863,181    $  4,024,171
                                                                          =============   =============   =============

            The following is a summary of information pertaining to impaired loans:

                                                                                                DECEMBER 31,
                                                                                       --------------------------------
                                                                                             1999              1998
                                                                                       --------------    --------------

                 Impaired loans without a valuation allowance                          $   2,737,255     $   1,690,592
                 Impaired loans with a valuation allowance                                         -                 -
                                                                                       --------------    --------------
                 Total impaired loans                                                  $   2,737,255     $   1,690,592
                                                                                       ==============    ==============
                 Valuation allowance related to impaired loans                         $           -     $           -
                                                                                       ==============    ==============

                 Average investment in impaired loans                                  $   2,289,057     $   1,404,191
                                                                                       ==============    ==============

            Interest income recognized on impaired loans was insignificant for the years ended December 31, 1999, 1998, and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

            The Banks have granted loans to certain related parties, including directors, executive officers and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

                  BALANCE, BEGINNING OF YEAR                     $   8,282,339
                     Advances, including renewals                      996,968
                     Repayments, including renewals                  (902,238)
                                                                 -------------

                  BALANCE, END OF YEAR                           $   8,377,069
                                                                 =============


NOTE 4.  PREMISES AND EQUIPMENT

            Premises and equipment are summarized as follows:

                                                                  DECEMBER 31,
                                                        ------------------------------
                                                              1999            1998
                                                        --------------  --------------

                   Land                                 $   2,413,916   $   2,408,053
                   Buildings                                9,809,767       9,750,436
                   Equipment                               11,638,526      10,399,876
                                                        --------------  --------------
                                                           23,862,209      22,558,365
                   Accumulated depreciation               (10,418,565)    (9,095,092)
                                                        --------------  --------------
                                                        $  13,443,644   $  13,463,273
                                                        ==============  ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 5.  DEPOSITS

            At December 31, 1999, the scheduled maturities of time deposits are as follows:

                2000                                       $     214,604,451
                2001                                              14,411,756
                2002                                               6,561,585
                2003                                              14,289,354
                2004                                               8,297,733
                Thereafter                                            28,128
                                                            ----------------
                                                           $    258,193,007
                                                            ================

            At December 31, 1999, the Company has brokered time deposits of $792,000.


NOTE 6.  OTHER BORROWINGS

            Other borrowings consist of the following:

                                                                                                               DECEMBER 31,
                                                                                                     -----------------------------
                                                                                                         1999             1998
                                                                                                     ------------      ------------
                 Note  payable  to bank,  interest  due  quarterly  at prime  minus 1% or
                    7.50% at  December  31,  1999, collateralized by 50,000 shares of common
                    stock of Community Bank & Trust-Habersham.  Matures July 31, 2000                 $ 1,054,100        $  808,200
                 Advance from the Federal Home Loan Bank with interest due quarterly at 4.96%,
                    due September 15, 2003, with a six month call option                                5,000,000         5,000,000
                 Advance from the Federal Home Loan Bank with interest due quarterly at
                    4.95%, due August 7, 2009, with a six month call option                            10,000,000              --
                                                                                                      -----------        ----------
                                                                                                      $16,054,100        $5,808,200
                                                                                                      ===========        ==========

            Advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgages. At December 31, 1999, aggregate maturities of other borrowings are as follows:

                      2000                                      $ 1,054,100
                      2003                                        5,000,000
                      2009                                       10,000,000
                                                                -----------
                                                                $16,054,100
                                                                ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 7.  EMPLOYEE BENEFIT PLANS

         INCENTIVE STOCK OPTION PLAN

            The Company has an Incentive Stock Option Plan in which the Company can grant to key personnel options for an aggregate of 225,000 shares of the Company's common stock at not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. Also, the option period will not exceed ten years from date of grant. Other pertinent information related to the options is as follows:

                                             ------------------------  --------------------------  ---------------------------
                                                      1999                       1998                         1997
                                             ------------------------  --------------------------  ---------------------------

                                                          WEIGHTED-                  WEIGHTED-                    WEIGHTED-
                                                           AVERAGE                    AVERAGE                      AVERAGE
                                                          EXERCISE                    EXERCISE                    EXERCISE
                                              NUMBER        PRICE        NUMBER        PRICE         NUMBER         PRICE
                                             ----------  ------------  -----------  -------------  -----------  --------------

          Under option, beginning of year       39,000    $     9.85       39,000    $      9.85      204,000    $       6.42
             Granted                            29,500         39.20            -              -            -               -
             Exercised                         (9,000)          9.85            -              -    (165,000)            5.60
                                             ----------                -----------                 -----------
          Under option, end of year             59,500    $    24.40       39,000    $      9.85       39,000    $       9.85
                                             ==========                ===========                 ===========

          Options exercisable at year-end       30,000    $     9.85       39,000    $      9.85       39,000    $       9.85
                                             ==========                ===========                 ===========

          Weighted-average fair value of
             options granted during the year              $    17.77                 $         -                 $          -

            Information pertaining to options outstanding at December 31, 1999 is as follows:

                                                 --------------------------------------------  -----------------------------
                                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                 --------------------------------------------  -----------------------------
                                                            WEIGHTED-
                                                                  AVERAGE        WEIGHTED-                      WEIGHTED-
                                                                 REMAINING        AVERAGE                        AVERAGE
                       RANGE OF                     NUMBER      CONTRACTUAL       EXERCISE        NUMBER        EXERCISE
                    EXERCISE PRICES              OUTSTANDING        LIFE           PRICE       EXERCISABLE        PRICE
          ------------------------------------   ------------- ---------------  -------------  -------------  --------------

                         $9.85                         30,000         5 years    $      9.85         30,000    $       9.85
                        $39.20                         29,500        10 years          39.20              -               -
                                                 -------------                                 -------------
          Outstanding at end of year                   59,500       7.5 years    $     24.40         30,000    $       9.85
                                                 =============                                 =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         INCENTIVE STOCK OPTION PLAN (CONTINUED)

            The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                         Years Ended December 31,
                                                                --------------------------------------------
                                                                     1999            1998            1997
                                                                --------------------------------------------
                                                                   (In thousands, except per share data)

                  Net income           As reported              $      6,076    $     7,032     $     5,647
                                       Pro forma                $      6,076    $     7,032     $     5,647

                  Earnings per share   As reported              $       2.80    $      3.24     $      2.73
                                       Pro forma                $       2.80    $      3.24     $      2.73

                  Earnings per share - As reported              $       2.80    $      3.20     $      2.60
                    assuming dilution  Pro forma                $       2.80    $      3.20     $      2.60

            The fair  value of each  option  grant is  estimated  on the date of
            grant  using  the  Black-Scholes   option-pricing   model  with  the
            following weighted-average assumptions:


                                                                     Year Ended December 31,
                                                                     ------------------------
                                                                                1999
                                                                     ------------------------
                              Dividend yield                                            .38%
                              Expected life                                         10 years
                              Expected volatility                                      6.37%
                              Risk-free interest                                       6.86%
                              rate

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         401(K) PLAN

            The Company has a contributory 401(K) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the years ended December 31, 1999, 1998 and 1997 amounted to $86,478, $77,668 and $77,799, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN

            The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements. Contributions to the Plan are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances. For the years ended December 31, 1999, 1998 and 1997, the Company made cash contributions of $666,724, $820,007 and $644,133, respectively, to the Plan.

            In accordance with the Plan, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of distribution. The purchase price of the common stock would be based on the fair market value of the Company's common stock as of the annual valuation date which precedes the date the put option is exercised. No participant has exercised these rights since the inception of the Plan, and no significant cash outlay is expected during 2000. However, since the redemption of common stock is outside the control of the Company, the Company's maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders' equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company's maximum cash obligation and has been reflected as a reduction of retained earnings.

            At December 31, 1999, the ESOP held 363,469 shares and 17,311 committed-to-be-released shares. Shares held by the ESOP are considered outstanding for purposes of calculating the Company's earnings per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 8.  INCOME TAXES

            Income tax expense consists of the following:

                                                                                               YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------------------------
                                                                                 1999                1998                 1997
                                                                            -------------       -------------       --------------
                Current                                                      $ 2,985,546         $ 3,782,531         $ 2,865,339
                Deferred                                                        (381,217)           (292,525)           (195,033)
                Current tax effect of net operating loss carryforward            (45,509)            (45,509)            (45,509)
                                                                             -----------         -----------         -----------
                              Income tax expense                             $ 2,558,820         $ 3,444,497         $ 2,624,797
                                                                             ===========         ===========         ===========


            The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                          1999                      1998                      1997
                                                ------------------------   ----------------------    ----------------------
                                                  AMOUNT       PERCENT       AMOUNT      PERCENT       AMOUNT       PERCENT
                                                ------------  ----------   ------------  --------    ------------   -------

                 Tax provision at statutory       $ 2,935,895      34 %    $ 3,561,908      34 %    $ 2,812,331      34 %
                    rate
                    Tax-exempt interest              (696,773)     (8)        (615,376)     (6)        (477,425)     (6)
                    Disallowed interest               104,207       1           93,901       1           70,054       1
                    Current tax effect of net
                       operating loss                 (45,509)     --          (45,509)     --          (45,509)     --
                       carryforward
                    Nondeductible expenses             39,395      --           17,445      --           38,012      --
                    State income taxes                224,656       3          454,555       4          264,672       3
                    Other items                        (3,051)     --          (22,427)     --          (37,338)     --
                                                  -----------      --      -----------      --      -----------      --
                 Income tax expense               $ 2,558,820      30 %    $ 3,444,497      33 %    $ 2,624,797      32 %
                                                  ===========      ==      ===========      ==      ===========      ==

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 8.  INCOME TAXES (CONTINUED)

            The components of deferred income taxes are as follows:

                                                                                  DECEMBER 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                         -----------      -----------
                 Deferred tax assets:
                    Loan loss reserves                                   $ 1,783,592      $ 1,506,432
                    Net operating loss carryforward                           94,113          139,622
                    Other                                                      9,292             --
                    Unrealized loss on securities available-for-sale         884,991             --
                    Valuation allowance                                      (94,113)        (139,622)
                                                                         -----------      -----------
                                                                           2,677,875        1,506,432
                                                                         -----------      -----------

                 Deferred tax liabilities:
                    Depreciation                                              17,859           96,907
                    Accretion                                                156,895          141,942
                    Unrealized gain on securities available-for-sale            --            151,062
                    Other                                                       --             30,670
                                                                         -----------      -----------
                                                                             174,754          420,581
                                                                         -----------      -----------

                 Net deferred tax assets                                 $ 2,503,121      $ 1,085,851
                                                                         ===========      ===========

         At December 31, 1999,  the Company has  available  net  operating  loss
         carryforwards  of   approximately   $276,000  for  Federal  income  tax
         purposes. If unused, the carryforwards will expire in 2009.


NOTE 9.  EARNINGS PER COMMON SHARE

         Diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 7. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 9.  EARNINGS PER COMMON SHARE (CONTINUED)

         Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                        1999                1998              1997
                                                                   ----------------   -----------------  ----------------

                 Net income                                        $     6,076,165    $      7,031,704   $     5,646,766
                                                                   ================   =================  ================

                 Weighted average common shares outstanding              2,171,983           2,169,830         2,065,908
                 Net effect of the assumed exercise of stock
                    options based on the treasury stock method
                    using average market price for the year        $             -    $         28,029   $       107,203
                                                                   ----------------   -----------------  ----------------

                 Total weighted average common shares and
                    common stock equivalents outstanding                 2,171,983           2,197,859         2,173,111
                                                                   ================   =================  ================

                 Diluted earnings per share                        $          2.80    $           3.20   $          2.60
                                                                   ================   =================  ================


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

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                       1999              1998
                                                                  -------------     -------------

                 Commitments to extend credit                     $ 24,265,552      $ 20,878,572
                 Credit card lines                                   4,070,000         3,144,000
                 Standby letters of credit                           2,209,000         4,733,485
                                                                  ------------      ------------
                                                                  $ 30,544,552      $ 28,756,057
                                                                  ============      ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

         The Company has leased various properties and equipment under noncancelable agreements which expire at various times through January 8, 2011 and require minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

         The total minimum rental commitment at December 31, 1999 is due as follows:

              During the year ending December 31:
                 2000                                            $      523,305
                 2001                                                   435,001
                 2002                                                   280,657
                 2003                                                   123,101
                 2004                                                    76,086
                 Due thereafter                                         111,071
                                                                 --------------
                                                                 $    1,549,221
                                                                 ==============

         The total rental expense for the years ended December 31, 1999, 1998 and 1997 was $528,865, $467,546 and $512,293, respectively.

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

         Thirty-one percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans is in the Banks' primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets.
         Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

         The Company's loan portfolio also includes a concentration, 55% of the total portfolio, of commercial, financial, and agricultural loans. These loans represent loans made primarily to local businesses in the Banks' market areas. A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust - Habersham, which are outside the Banks' primary market areas. The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

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


NOTE 12. REGULATORY MATTERS

         The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $4,251,000 of retained earnings were available for dividend declaration without regulatory approval.

         The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken,  could  have a  direct  material  effect  on the  financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 12. REGULATORY MATTERS (CONTINUED)

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1999, the Banks met all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

         The Company and Banks' actual capital amounts and ratios are presented in the following tables.

                                                                                                             TO BE WELL
                                                                                      FOR CAPITAL         CAPITALIZED UNDER
                                                                                       ADEQUACY           PROMPT CORRECTIVE
                                                                ACTUAL                 PURPOSES           ACTION PROVISIONS
                                                       ------------------------  ---------------------- -----------------------
                                                          AMOUNT        RATIO       AMOUNT       RATIO     AMOUNT       RATIO
                                                       ------------   ---------  -----------   -------- -------------  --------
                                                                               (DOLLARS IN THOUSANDS)
                                                       ------------------------------------------------------------------------
           As of December 31, 1999
             Total Capital to Risk Weighted Assets:
                 Consolidated                          $     48,685     11.97%   $    32,538     8.00%  $        N/A       N/A
                 Community Bank & Trust - Habersham    $     29,116     13.17%   $    17,693     8.00%  $     22,116    10.00%
                 Community Bank & Trust - Jackson      $      9,953     10.58%   $     7,524     8.00%  $      9,405    10.00%
                 Community Bank & Trust - Alabama      $      3,796     11.46%   $     2,650     8.00%  $      3,313    10.00%
                 Community Bank & Trust - Troup        $      4,934     12.48%   $     3,164     8.00%  $      3,955    10.00%
              Tier I Capital to Risk Weighted Assets:
                 Consolidated                          $     43,592     10.71%   $    10,435     4.00%  $        N/A       N/A
                 Community Bank & Trust - Habersham    $     26,346     11.91%   $     8,847     4.00%  $     13,270     6.00%
                 Community Bank & Trust - Jackson      $      8,775      9.33%   $     3,762     4.00%  $      5,643     6.00%
                 Community Bank & Trust - Alabama      $      3,381     10.21%   $     1,325     4.00%  $      1,988     6.00%
                 Community Bank & Trust - Troup        $      4,439     11.23%   $     1,582     4.00%  $      2,373     6.00%
             Tier I Capital to Average Assets:
                   Consolidated                        $     43,592      8.54%   $    20,418     4.00%  $        N/A       N/A
                 Community Bank & Trust - Habersham    $     26,346      8.65%   $    12,188     4.00%  $     15,235     5.00%
                 Community Bank & Trust - Jackson      $      8,775      6.82%   $     5,144     4.00%  $      6,430     5.00%
                 Community Bank & Trust - Alabama      $      3,381      7.27%   $     1,862     4.00%  $      2,327     5.00%
                 Community Bank & Trust - Troup        $      4,439      8.23%   $     2,157     4.00%  $      2,696     5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 12. REGULATORY MATTERS (CONTINUED)

                                                                                                             TO BE WELL
                                                                                      FOR CAPITAL         CAPITALIZED UNDER
                                                                                       ADEQUACY           PROMPT CORRECTIVE
                                                                ACTUAL                 PURPOSES           ACTION PROVISIONS
                                                       ------------------------  ---------------------- -----------------------
                                                          AMOUNT        RATIO       AMOUNT       RATIO     AMOUNT       RATIO
                                                       ------------   ---------  -----------   -------- -------------  --------
                                                                               (DOLLARS IN THOUSANDS)
                                                       ------------------------------------------------------------------------
            As of December 31, 1998
              Total Capital to Risk Weighted Assets:
                 Consolidated                          $     41,630     12.12%   $    27,479     8.00%  $        N/A       N/A
                 Community Bank & Trust - Habersham    $     24,918     13.01%   $    15,321     8.00%  $     19,511    10.00%
                 Community Bank & Trust - Jackson      $      8,524     10.14%   $     6,724     8.00%  $      8,405    10.00%
                 Community Bank & Trust - Alabama      $      3,315     11.70%   $     2,267     8.00%  $      2,834    10.00%
                 Community Bank & Trust - Troup        $      4,389     14.30%   $     2,455     8.00%  $      3,069    10.00%
              Tier I Capital to Risk Weighted Assets:
                 Consolidated                          $     37,330     10.87%   $    13,737     4.00%  $        N/A       N/A
                 Community Bank & Trust - Habersham    $     22,521     11.76%   $     7,660     4.00%  $     11,491     6.00%
                 Community Bank & Trust - Jackson      $      7,470      8.89%   $     3,362     4.00%  $      5,043     6.00%
                 Community Bank & Trust - Alabama      $      2,960     10.44%   $     1,134     4.00%  $      1,700     6.00%
                 Community Bank & Trust - Troup        $      4,004     13.05%   $     1,228     4.00%  $      1,841     6.00%
              Tier I Capital to Average Assets:
                   Consolidated                        $     37,330      8.42%   $    17,734     4.00%  $        N/A       N/A
                 Community Bank & Trust - Habersham    $     22,521      8.58%   $    10,500     4.00%  $     13,125     5.00%
                 Community Bank & Trust - Jackson      $      7,470      6.71%   $     4,455     4.00%  $      5,569     5.00%
                 Community Bank & Trust - Alabama      $      2,960      7.19%   $     1,648     4.00%  $      2,059     5.00%
                 Community Bank & Trust - Troup        $      4,004      9.31%   $     1,721     4.00%  $      2,151     5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

         LOANS:

            For loans held for sale and variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of underlying collateral.

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



--------------------------------------------------------------------------------


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         OTHER BORROWINGS:

            The fair values of the Company's other borrowings are estimated using discounted cash flow models based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

            The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

                                                             DECEMBER 31, 1999                 December 31, 1998
                                                       -------------------------------   -------------------------------
                                                         CARRYING           FAIR           Carrying           Fair
                                                          AMOUNT           VALUE            Amount            Value
                                                       --------------  ---------------   --------------   --------------
            Financial assets:
               Cash, due from banks, interest-bearing
                  deposits in banks, and Federal       $  31,834,329   $   31,834,329    $  50,113,872    $  50,113,872
                  funds sold
               Securities available-for-sale              49,143,458       49,143,458       42,525,208       42,525,208
               Securities held-to-maturity                31,939,177       31,349,477       30,915,014       32,173,821
               Loans held for sale                         1,274,927        1,274,927          699,498          699,498
               Loans                                     369,910,758      374,536,073      308,574,592      312,879,502
               Accrued interest receivable                 5,522,280        5,522,280        5,788,914        5,788,914

            Financial liabilities:
               Deposits                                  444,056,004      443,605,128      405,282,873      403,726,281
               Other borrowings                           16,054,100       16,054,000        5,808,200        5,808,200
               Accrued interest payable                    3,470,199       34,701,990        4,126,076        4,126,076
               Redeemable common stock                    13,982,242       13,982,242       14,253,747       14,253,747

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


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

         Selected segment information by industry segment is as follows:

                                                      -----------------------------------------------------------------
                                                                            REPORTABLE SEGMENTS
                                                      -----------------------------------------------------------------
                                                                         FINANCIAL          ALL
           FOR THE YEAR ENDED DECEMBER 31, 1999           BANKING       SUPERMARKETS        OTHER           TOTAL
           ---------------------------------------    --------------  ---------------  --------------  ---------------
            Interest income                           $  40,931,494      $   541,673     $     3,956      $ 41,477,123
            Interest expense                             18,806,249             --            77,622        18,883,871
            Intersegment net interest income               (531,089)         527,133           3,956              --
            (expense)
            Net interest income (loss)                   22,125,245          541,673         (73,666)       22,593,252
            Other revenue from external customers         4,489,623        6,720,159         300,195        11,509,977
            Intersegment other revenues                        --            250,493       1,575,600         1,826,093
            Depreciation and amortization                 1,684,949          151,485         574,080         2,410,514
            Provision for loan losses                     1,636,900             --              --           1,636,900
            Segment profit (loss)                         5,199,897        2,082,464      (1,219,010)        6,063,351
            Segment assets                              519,898,791       18,187,824       2,712,601       540,799,216
            Expenditures for premises and                 1,191,675          261,970         647,534         2,101,179
            equipment

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 14. SEGMENT INFORMATION (CONTINUED)

                                                      -----------------------------------------------------------------
                                                                            REPORTABLE SEGMENTS
                                                      -----------------------------------------------------------------
                                                                         FINANCIAL          ALL
           FOR THE YEAR ENDED DECEMBER 31, 1999           BANKING       SUPERMARKETS        OTHER           TOTAL
           ---------------------------------------    --------------  ---------------  --------------  ---------------
            Interest income                             $  34,903,053      $   434,067     $     7,636      $ 35,344,756
            Interest expense                               16,651,395             --            30,781        16,682,176
            Intersegment net interest income                 (403,187)         395,551           7,636              --
            (expense)
            Net interest income (loss)                     18,251,658          434,067         (23,145)       18,662,580
            Other revenue from external customers           4,185,170        9,043,292         152,523        13,380,985
            Intersegment other revenues                          --            126,195       1,451,520         1,577,715
            Depreciation and amortization                   1,476,554          132,464         264,867         1,873,885
            Provision for loan losses                       1,164,950             --              --           1,164,950
            Segment profit (loss)                           4,505,680        3,485,106        (971,896)        7,018,890
            Segment assets                                470,906,187       13,756,048       2,195,710       486,857,945
            Expenditures for premises and equipment         2,620,509          260,104          50,883         2,931,496
                                                        -------------      -----------     -----------      ------------
           FOR THE YEAR ENDED DECEMBER 31, 1997
           ----------------------------------------     -------------      -----------     -----------      ------------

            Interest income                             $  28,484,716      $   360,350     $     7,515      $ 28,852,581
            Interest expense                               13,298,033             --            42,086        13,340,119
            Intersegment net interest income                 (334,340)         326,825           7,515              --
            (expense)
            Net interest income (loss)                     15,186,683          360,350         (34,571)       15,512,462
            Other revenue from external customers           3,517,131        8,819,917          82,082        12,419,130
            Intersegment other revenues                          --            117,221       1,365,200         1,482,421
            Depreciation and amortization                   1,203,921          129,460          65,836         1,399,217
            Provision for loan losses                         936,216             --              --             936,216
            Segment profit (loss)                           3,480,412        2,548,043        (394,503)        5,633,952
            Segment assets                                380,142,578        9,933,018       2,055,595       392,131,191
            Expenditures for premises and equipment         4,074,703          163,420       1,096,207         5,334,330

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 14. SEGMENT INFORMATION (CONTINUED)

                                                                -------------      -------------      -------------
                                                                     1999               1998               1997
                                                                -------------      -------------      -------------
          NET INTEREST INCOME

          Total net interest income for reportable segments     $  22,666,918      $  18,685,725      $  15,547,033
          Non-reportable segment net interest income                  (73,666)           (23,145)           (34,571)
                                                                -------------      -------------      -------------
               Total consolidated net interest income           $  22,593,252      $  18,662,580      $  15,512,462
                                                                =============      =============      =============


          OTHER INCOME

          Total other income for reportable segments            $  11,460,275      $  13,354,657      $  12,454,269
          Non-reportable segment other income                       1,875,795          1,604,043          1,447,282
          Elimination of intersegment other income                 (1,826,093)        (1,577,715)        (1,482,421)
                                                                -------------      -------------      -------------
               Total consolidated other income                  $  11,509,977      $  13,380,985      $  12,419,130
                                                                =============      =============      =============

          NET INCOME

          Total profit for reportable segments                  $   7,282,361      $   7,990,786      $   6,028,455
          Non-reportable segment loss                              (1,219,010)          (971,896)          (394,503)
          Elimination of intersegment (gains) losses                   12,814             12,814             12,814
                                                                -------------      -------------      -------------
               Total consolidated other income                  $   6,076,165      $   7,031,704      $   5,646,766
                                                                =============      =============      =============

          TOTAL ASSETS

          Total assets for reportable segments                  $ 538,086,615      $ 484,662,235      $ 390,075,596
          Non-reportable segment assets                             2,712,601          2,195,710          2,055,595
          Elimination of intersegment assets                      (24,649,654)       (26,264,505)       (15,051,675)
                                                                -------------      -------------      -------------
               Total consolidated assets                        $ 516,149,562      $ 460,593,440      $ 377,079,516
                                                                =============      =============      =============

          EXPENDITURES FOR PREMISES AND EQUIPMENT

          Total expenditures for reportable segments            $   1,453,645      $   2,880,613      $   4,238,123
          Non-reportable segment assets                               647,534             50,883          1,096,207
          Elimination of intersegment gains                          (123,081)              --                 --
                                                                -------------      -------------      -------------
               Total consolidated expenditures for
                  premises and equipment                        $   1,978,098      $   2,931,496      $   5,334,330
                                                                =============      =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 15. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                        DECEMBER 31,
                                                                      ------------------------------------------------
                                                                            1999             1998             1997
                                                                      ---------------   -------------    -------------

                Data processing                                       $      885,699    $    948,644     $    385,795
                Travel expenses                                              677,840         469,126          583,208
                Office supply expenses                                       623,213         460,341          437,375


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets as of December 31, 1999 and 1998 and the statements of income and cash flows as of and for the years ended December 31, 1999, 1998 and 1997:

                                              CONDENSED BALANCE SHEETS
                                             DECEMBER 31, 1999 AND 1998
                                                                                            1999             1998
                                                                                      ---------------  --------------
          Assets
             Cash                                                                       $   964,915     $   547,686
             Investment in subsidiaries                                                  43,950,731      39,703,016
             Equipment                                                                    1,011,134         923,645
             Other assets                                                                   634,960         593,572
                                                                                        -----------     -----------

                        Total assets                                                    $46,561,740     $41,767,919
                                                                                        ===========     ===========

          Liabilities
             Other borrowings                                                           $ 1,054,100     $   808,200
             Other liabilities                                                              678,419         385,082
                                                                                        -----------     -----------

                        Total liabilities                                                 1,732,519       1,193,282
                                                                                        -----------     -----------

          Redeemable common stock                                                        13,982,242      14,253,747
                                                                                        -----------     -----------

          Shareholders' equity                                                           30,846,979      26,320,890
                                                                                        -----------     -----------

                        Total liabilities, redeemable common stock,
                           and shareholders' equity                                     $46,561,740     $41,767,919
                                                                                        ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------

NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                     CONDENSED STATEMENTS OF INCOME
                                             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                            1999             1998             1997
                                                                        -----------      -----------      -----------
            Income
               Dividends from subsidiaries                              $ 1,400,000      $ 1,250,000      $ 1,120,000
               Interest                                                       3,955            7,636            7,515
               Other income                                               1,724,166        1,506,545        1,447,282
                                                                        -----------      -----------      -----------
                                                                          3,128,121        2,764,181        2,574,797
                                                                        -----------      -----------      -----------

            Expense
               Interest                                                      77,557           30,781           42,086
               Salaries and employee benefits                             1,565,019        1,335,771        1,174,798
               Equipment expense                                            701,315          349,484          306,851
               Other expense                                              1,145,766        1,027,698          425,565
                                                                        -----------      -----------      -----------
                                                                          3,489,657        2,743,734        1,949,300
                                                                        -----------      -----------      -----------

                       Income (loss) before income tax benefits and
                       equity in undistributed earnings of subsidiaries    (361,536)          20,447          625,497

            Income tax benefits                                            (631,941)        (280,000)        (100,000)
                                                                        -----------      -----------      -----------

                       Income before equity in undistributed income
                           of subsidiaries                                  270,405          300,447          725,497

            Equity in undistributed income of subsidiaries                5,801,765        6,727,261        4,917,273
                                                                        -----------      -----------      -----------

                       Net income                                       $ 6,072,170      $ 7,027,708      $ 5,642,770
                                                                        ===========      ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                            1999             1998             1997
                                                                        -----------      -----------      -----------
            OPERATING ACTIVITIES
               Net income                                               $ 6,072,170      $ 7,027,708      $ 5,642,770
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                  Depreciation and amortization                             560,046          270,799           65,836
                  Undistributed earnings of subsidiaries                 (5,801,765)      (6,727,261)      (4,917,273)
                  Other operating activities                                251,949          367,725         (518,268)
                                                                        -----------      -----------      -----------

                          Net cash provided by operating activities       1,082,400          938,971          273,065
                                                                        -----------      -----------      -----------

            INVESTING ACTIVITIES
               Purchases of premises and equipment                       (1,053,841)         (22,856)      (1,115,771)
               Investment in subsidiary                                        --           (500,000)            --
               Disposal of premises and equipment                           406,306             --             19,564
                                                                        -----------      -----------      -----------

                           Net cash used in investing activities           (647,535)        (522,856)      (1,096,207)
                                                                        -----------      -----------      -----------

            FINANCING ACTIVITIES
               Increase in other borrowings                                 400,000          500,000             --
               Repayment of other borrowings                               (154,100)        (154,099)        (154,100)
               Exercise of stock options                                     88,607             --               --
               Proceeds from the issuance of common stock                      --               --            924,700
               Dividends paid                                              (352,143)        (318,531)        (285,728)
                                                                        -----------      -----------      -----------

                          Net cash provided by (used in) financing          (17,636)          27,370          484,872
                          activities
                                                                        -----------      -----------      -----------

            Net increase (decrease) in cash                                 417,229          443,485         (338,270)

            Cash at beginning of year                                       547,686          104,201          442,471
                                                                        -----------      -----------      -----------

            Cash at end of year                                         $   964,915      $   547,686      $   104,201
                                                                        ===========      ===========      ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 25th of March, 2000.

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

         Pursuant  to  the   requirements   of  the   Securities  Act  of,  this
Registration Statement has been signed by the following persons in the capacities indicated on the 25th day of March, 2000.

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

/s/ Lois M. Wood-Schroyer                   Director
Lois M. Wood-Schroyer

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

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

10.7 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 31, 1999.

10.8 Community Bankshares, Inc. 1999 Stock Award Plan, as adopted December 22, 1999.

21       Subsidiaries of Community Bankshares, Inc.

24.0     A Power of  Attorney is set forth on the  signature  pages to this Form
         10-K.

27       Financial Data Schedule