Form 10-Q
period 2000-03-31
COMMUNITY BANKSHARES INC /GA/
filed 2000-05-15
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D. C. 20549
FORM 10-Q
Mark One

      /X/ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarter period ended March 31, 2000

      //   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______
                       Commission File Number: 33-81890
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
May 1, 2000:  2,178,830



                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                                     INDEX

                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

      Condensed Balance Sheet -
      March 31, 2000 and December 31, 1999          2

      Condensed Statements of Operations
      and Comprehensive Income for Three
      Months Ended March 31, 2000 and 1999          3

      Condensed Statements of Cash Flows -
      Three Months Ended March 31, 2000 and 1999    4

      Note to Condensed Financial Statements        5

Item 2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations 6

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8 - K       7

      Signatures                                    8

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       COMMUNITY BANKSHARES, INC.
                            AND SUBSIDIARIES

                        CONDENSED BALANCE SHEETS
                  MARCH 31, 2000 AND DECEMBER 31, 1999
                         (Dollars in thousands)
                              (Unaudited)

=========================================================================
                      Assets                           2000        1999
                                                   ----------  ----------
Cash and due from banks                            $  30,681   $  31,834
Interest-bearing deposits in banks                        37         161
Federal funds sold                                    23,505       2,940
Securities available-for-sale                         52,650      49,143
Securities held-to-maturity (fair value
     $31,140 and $31,349)                             31,640      31,939
Loans held for sale                                      170       1,275

Loans                                                387,909     375,593
Less allowance for loan losses                         5,890       5,682
                                                   ----------  ----------
          Loans, net                                 382,019     369,911
                                                   ----------  ----------

Premises and equipment                                13,567      13,444
Other assets                                          17,757      15,502
                                                   ----------  ----------

          Total assets                             $ 552,026   $ 516,149
                                                   ----------  ----------

       Liabilities and Shareholders' Equity

Deposits
    Noninterest-bearing demand                     $  72,030   $  65,815
    Interest-bearing demand                          108,489      99,185
    Savings                                           22,622      20,863
    Time, $100,000 and over                           89,727      79,925
    Other time                                       186,302     178,268
                                                   ----------  ----------
          Total deposits                             479,170     444,056
Federal Home Loan Advances                            15,000      15,000
Other borrowings                                       1,016       1,054
Other liabilities                                     10,482      11,237
                                                   ----------  ----------
          Total liabilities                          505,668     471,347
                                                   ----------  ----------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 380,990
     and 380,780 shares outstanding at March 31,
     2000and December 31, 1999, respectively          13,990      13,982
                                                     --------    --------

Shareholders' equity
    Common stock, par value $1; 5,000,000
        shares authorized; 2,178,830
        shares issued and outstanding                  2,179       2,179
    Capital surplus                                    6,115       6,115
    Retained earnings                                 25,352      23,853
    Accumulated other comprehensive loss,
         net of tax                                   (1,278)     (1,327)
                                                   ----------  ----------
          Total shareholders' equity                  32,368      30,820
                                                   ----------  ----------

 Total liabilities and shareholders' equity        $ 552,026   $ 516,149
                                                   ----------  ----------

See Notes to Condensed Financial Statements.

                       COMMUNITY BANKSHARES, INC.
                            AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF INCOME
                         AND COMPREHESIVE INCOME
               THREE MONTHS ENDED MARCH 31, 2000 AND 1999
            (Dollars in thousands, except per share amounts)
                               (Unaudited)

==========================================================================

                                                      Three Months Ended
                                                          March 31,
                                                         2000        1999
                                                   ----------- -----------
Interest income
    Loans                                          $    9,500   $   8,136
    Taxable securities                                    647         553
    Nontaxable securities                                 509         484
    Deposits in banks                                      15           5
    Federal funds sold                                    256         262
                                                   ----------- -----------
          Total interest income                        10,927       9,440
                                                   ----------- -----------

Interest expense on deposits
    Deposits                                            4,842       4,124
    Other borrowings                                      224          79
                                                   ----------- -----------
          Total interest expense                        5,066       4,203
                                                   ----------- -----------

          Net interest income                           5,861       5,237
Provision for loan losses                                 342         270
                                                   ----------- -----------
          Net interest income after
               provision for loan losses                5,519       4,967
                                                   ----------- -----------

Other income
    Service charges on deposit accounts                   749         661
    Other service charges and fees                        195         141
    Gains on sale of loans                                124          57
    Trust Department fees                                  28          46
    Nonbank subsidiary non-interest income              2,073       1,434
    Other operating income                                121         178
                                                   ----------- -----------
          Total other income                            3,290       2,517
                                                   ----------- -----------

Other expenses
    Salaries and employee benefits                      3,487       2,952
    Occupancy expense                                     364         323
    Equipment expense                                     617         606
    Other operating expenses                            2,018       1,804
                                                   ----------- -----------
          Total other expenses                          6,486       5,685
                                                   ----------- -----------

          Income before income taxes                    2,323       1,799

Income tax expense                                        722         467
                                                   ----------- -----------

          Net income                               $    1,601   $   1,332
                                                   ----------- -----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
          available-for-sale arising during
          the period                                       49        (272)
          Less:  reclassification adjustment
                 for gains included in net
                 income                                     -           -
                                                   ----------- -----------
     Total other comprehensive income (loss)               49        (272)
                                                   ----------- -----------

          Comprehensive income                     $    1,650   $   1,060
                                                   =========== ===========

Basic earnings per common share                    $     0.73   $    0.61
                                                   ----------- -----------
Diluted earnings per common share                        0.73        0.61
                                                   ----------- -----------
Cash dividends per share of common stock           $   0.0435   $  0.0395
                                                   ----------- -----------

See Notes to Condensed Financial Statements.

                        COMMUNITY BANKSHARES, INC.
                             AND SUBSIDIARIES

                    CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                          (Dollars in thousands)
                               (Unaudited)

                                                          2000        1999
                                                       --------    --------
OPERATING ACTIVITIES
    Net income                                       $   1,601   $   1,332
    Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
        Depreciation and amortization                      641         549
        Provision for loan losses                          342         270
        Provision for other real estate                      5           -
        Deferred income taxes                             (107)       (125)
        (Increase) decrease in loans held for sale       1,105        (551)
        Net losses on sale of other real estate              8           -
        Increase in interest receivable                   (246)       (604)
        Increase (decrease) in interest payable            717        (893)
        Increase in taxes payable                          775         592
        (Increase) decrease in accounts
          receivable of nonbank subsidiary                (289)        251
        (Increase) decrease in work in
          process of nonbank subsidiary                 (1,007)        293
        Decrease in accruals and                        (1,561)     (1,461)
          payables of nonbank subsidiary
        Other operating activities                      (1,053)        (40)
                                                     ----------  ----------
              Net cash provided by
                (used in) operating activities             931        (387)
                                                     ----------  ----------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale          (3,985)     (9,313)
    Proceeds from maturities of securities
      available-for-sale                                   560       4,305
    Purchases of securities held-to-maturity              (695)       (448)
    Proceeds from maturities of securities
      held-to-maturity                                     994         480
    Net (increase) decrease in Federal funds sold      (20,565)      4,215
    Net increase (decrease) in interest-bearing
     deposits in banks                                     124         (15)
    Net increase in loans                              (12,881)    (14,966)
    Purchase of premises and equipment                    (665)       (871)
    Proceeds from sales of other real estate                48          22
                                                     ----------  ----------
              Net cash used in
                Investing activities                   (37,065)    (16,591)
                                                     ----------  ----------
FINANCING ACTIVITIES
    Net increase in deposits                            35,114      15,533
    Repayment of other borrowings                          (38)       (362)
    Dividends paid                                         (95)        (86)
                                                     ----------  ----------
              Net cash provided by
                financing activities                    34,981      15,809
Net decrease in cash and
   due from banks                                    $  (1,153)  $  (1,169)

Cash and due from banks at beginning of the period      31,834      26,796
                                                     ----------  ----------

Cash and due from banks at end of the period         $  30,681   $  25,627
                                                     ----------  ----------
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                     $   4,349   $   5,096

        Income taxes                                 $      54   $       -

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale                  $      82   $     453

    Principal balances on loans
       transferred to other
      real estate                                    $     431   $      51



 See Notes to Condensed Financial Statements

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

 NOTE 1.   BASIS OF PRESENTATION

 The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim periods.

 The results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                         Three Months Ended March 31, 2000
                         (Dollars and shares in Thousands,
                             except per share amounts)

                          Net     Weighted-Average
                         Income       Shares          Per Share
                       (Numerator) (Denominator)        Amount
Basic EPS                  $1,601           2,179          $.073
Effect of Dilutive
Securities                      -              20
     Stock options
                       ----------      ----------     ----------
Diluted EPS                $1,601           2,199          $.073
                       ==========      ==========     ==========

                         Three Months Ended March 31, 1999
                         (Dollars and shares in Thousands,
                             except per share amounts)

                          Net     Weighted-Average
                         Income       Shares          Per Share
                       (Numerator) (Denominator)        Amount

Basic EPS                  $1,332           2,170          $0.61
Effect of Dilutive
Securities                      -              26
     Stock options
                       ----------      ----------     ----------
Diluted EPS                $1,332           2,196          $0.61
                       ==========      ==========     ==========


NOTE 4     SEGMENT INFORMATION

Selected segment information by industry segment for the periods ended March 31, 2000 and 1999 is as follows:

                                         Reportable Segments
                                        (Dollars in thousands)
                                ---------------------------------------
                                                           All
   For the Period Ended March    Banking   Financial      Other    Total
   31, 2000                                Supermarkets
   ----------------------------- --------- ------------  -------- ---------
   Revenue from external
   customers                     $ 12,270    2,089            37  $ 14,396
   Intersegment revenues
   (expenses)                        (175)     316           582       723
   Segment profit (loss)            1,258      703          (268)    1,693
   Segment assets                $561,411   17,634         3,450  $582,495

                                         Reportable Segments
                                        (Dollars in thousands)
                                ---------------------------------------
                                                          All
   For the Period Ended March    Banking   Financial     Other    Total
   31, 1999                                Supermarkets
   ----------------------------- --------- ------------ -------- ---------
   Revenue from external         $ 10,648    1,494           42   $12,184
   customers
   Intersegment revenues
   (expenses)                        (122)     153          395       426
   Segment profit (loss)         $  1,170      460         (247)  $ 1,383




                                          2000      1999
                                        --------- ----------

Net Income
Total profit for reportable segments     $ 1,961    $ 1,630
Non-reportable segment loss                 (268)      (247)
Elimination of intersegment                  (92)       (51)
(gains) losses
                                        --------- ----------

    Total consolidated other income      $ 1,601    $ 1,332
                                        ========= ==========



                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------------------------
The following appears in accordance with the Securities Litigation Reform Act. These financial statements and discussion and analysis include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, Year 2000 issues and competition in the geographic business areas in which the Company conducts its operations.

Management's Discussion and Analysis
--------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of March 31, 2000, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1999. Total assets, loans, and deposits increased by 6.95%, 2.97% and 7.91% respectively. The growth in loans, although less than prior year, is not an unexpected growth trend. The growth in deposits is higher than prior year, but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of March 31, 2000, the Liquidity Ratio was 24.37% which is within the Company's target range of 20 - 25%. The banks have available lines of credit to meet liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

Interest Rate Risk

The Company's overall interest rate risk was less than 5% of net interest income subjected to rising and falling rates of 200 basis points. The company has positioned itself to be protected against any perceivable change in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to Company assets. At March 31, 2000, the Company's and the Bank's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at March 31, 2000 were as follows:

                                      Actual        Regulatory
                                                       Minimum
    Leverage                           8.41%             4.00%
        Risked Based
    Capital ratios:
        Core Capital                  10.79%             4.00%
        Total Capital                 12.04%             8.00%



Results of Operation

Net interest income for the three month period ended March 31, 2000 increased 11.92% to $5,861,000 over $5,237,000 for the same period for 1999. Interest income for the three month period was up by 15.75% from $9,440,000 to $10,927,000. This increase in interest income is due to an increase in earning assets of 16.27% or $69,390,000 at March 31, 2000, compared to March 31, 1999. The largest increase in earning assets since March 31, 1999 was the increase in loans of $58,639,000 or 17.80%. Investment securities increased by $6,327,000 while Federal Funds sold increased by $4,830,000.
For the first three months of 2000, earning assets increased by $34,860,000 or 7.56%. Interest expense on interest bearing deposits was up by $718,000 or 17.41% for the first three months of 2000 over the same period for 1999. This increase in interest expense is due to an increase in interest bearing deposits of 13.11% or $47,179,000 at March 31, 2000, compared to March 31, 1999. For the first three months of 2000, interest bearing deposits increased by $28,899,000 or 7.64%. The increase in interest income, interest expense, and net interest income were all consistent with budget projections made by management and is on target to be consistent with annual projections.

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

The provision for loan losses was $342,000 and $270,000 for the first three months of 2000 and 1999, respectively. This provision can fluctuate depending on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $1,052,000 for its un-guaranteed portion of SBA loans.

The following table furnishes information on the Loan Loss Reserve for the current three month reporting period and the same period for 1999.

                                             2000      1999
     Beginning Balance                    $ 5,682   $ 4,863

     Less Charge Offs:
          Real Estate Loans                   (0)      (23)
          Commercial Loans                   (89)      (85)
          Consumer Loans                    (130)     (113)
          Credit Cards                        (0)       (7)
                                         --------  --------
                                            (219)     (228)
                                         --------  --------
     Plus Recoveries
          Real Estate Loans                     0         4
          Commercial Loans                     39        18
          Consumer Loans                       46        41
          Credit Cards                          0         2
                                         --------  --------
                                               85        65
                                         --------  --------

     Plus Provision                           342       270
                                         --------  --------
     Ending Balance                       $ 5,890   $ 4,970
                                         ========  ========



The Provision for Loan Losses for the three month period ended March 31, 2000 represented 156% of charge offs for the same period, while the provision for the first three months of 1999 represented 118% of the charge offs recorded in that period. The reserve at the end of March 31, 2000 represented 269% of non-accrual loans while the reserve at March 31, 1999 represented 608% of non-accrual loans. Non accrual loans have increased from $817,000 at March 31, 1999 to $2,190,000 as of March 31, 2000. Past due loans greater than 90 days and accruing interest have decreased from $1,704,000 in 1999 to $523,000 in 2000. This increase is indicative of a slight deterioration in loan quality. Management is aware of this trend and continues to take steps to address the issue of loan quality. The Company is currently outside its policy guideline of maintaining a loan loss reserve of 200% of non-performing assets. However, $750,000 of non-accrual loans are guarantee by the Small Business Administration and after taking the effect of these guarantees into consideration, the Company would have a loan loss reserve of 196%of non-performing assets. The Loan Loss Reserve balance to total loan ratio at March 31, 2000 was 1.52% as compared to 1.51% at March 31, 1999. Management considered the Loan loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt

                                March 31, 2000

                     Non-accrual    Past Due   Restructured
                        Loans       90 days        Debt
                                     Still
                                    accruing
Real Estate Loans              $0           $0            $0
Commercial Loans            1,425          367           778
Consumer Loans                765          156             0
                         --------     --------      --------
Total                      $2,190         $523          $778
                         ========     ========      ========


                                March 31, 1999

                     Non-accrual    Past Due   Restructured
                        Loans       90 days        Debt
                                     Still
                                    accruing
Real Estate Loans            $167         $409            $0
Commercial Loans              262        1,003           762
Consumer Loans                388          292             0
                         --------     --------      --------
Total                        $817       $1,704          $762
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

Other income increased by 30.71% or $773,000 during the three month period ended March 31, 2000 as compared to the same period for 1999. Nonbank subsidiary income increased by $639,000 in the first quarter of 2000 compared to 1999, due to an increase in the number of supermarket bank unit installations during the first quarter. Service charges on deposit accounts increased by $88,000 or 13.31% as compared to the same period for 1999. The major changes were the increase in non-sufficient funds (NSF) charges of $91,000 and the decrease in stop payment fees of 3,000. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. The increase of $54,000 in other service charges and fees is a result of the overall growth in deposit customers the banks have experienced during the three months ended March 31, 2000 compared to the same period in 1999. The gains on sale of loans increased by $67,000 during the three month period ended March 31, 2000 as compared to the same period for 1999. This increase is due to an increased number of sales of guaranteed portions of SBA loans during the first quarter.

Other operating expenses increased by 14.09% or $801,000 for the first three months of 2000 over the same period in 1999. Salaries and benefits increased by $535,000 or 18.12% from the first quarter of 1999 to the first quarter of 2000. This increase is primarily resulting from the increase in full time equivalent employees from 291 at the end of March 1999 to 324 at the end of March 2000. Equipment and occupancy expenses were up by $52,000 or 5.60% for the first quarter of 2000 over the first quarter of 1999. The increase in full time equivalent employees as well as equipment and occupancy expenses was primarily due to the addition of three supermarket banking centers during the past twelve months.

The Company incurred income tax expenses of $722,000 which represents an effective rate of 32% for the three month period ended March 31, 2000 as compared to $467,000 which represents an effective tax rate of 26% for the same period in 1999. The increase in the effective tax rate is related to the increased income of Financial Supermarkets, which does not have a portion of its income tax-free as do the Community Banking Subsidiaries.

Net income for the three month period was $1,601,000 or an increase of 20.20% over the same period for 1999. Management anticipates earnings to continue to meet the budgeted projections and to exceed prior year levels. However, Management cannot guarantee the overall increase in earnings in 2000 compared to 1999 due to the variation in the number of supermarket bank installations from year to year.

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



                               COMMUNITY BANKSHARES, INC.


DATE:  May 15, 2000            BY:  /s/  Harry L. Stephens
                                         Harry L. Stephens,
                                         Executive Vice President and
                                         Chief Financial Officer