Form 10-Q
period 2000-06-30
COMMUNITY BANKSHARES INC /GA/
filed 2000-08-14
CIK 927478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
Mark One

      /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934
                For the quarter period ended June 30, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000: 2,178,830


                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                                     INDEX

                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

      Consolidated Balance Sheet -
      June 30, 2000 and December 31, 1999                2

      Consolidated Statements of Income
      and Comprehensive Income for Three
      Months Ended June 30, 2000 and 1999
      and Six Months Ended June 30, 2000
      and 1999                                           3

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2000 and 1999            4

      Notes to Consolidated Financial Statements         5

Item 2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations      6

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders7

Item 6.    Exhibits and Reports on Form 8 - K            8

      Signatures                                         9

                       PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                      Assets                          2000         1999
                                                   ----------  ----------
Cash and due from banks                            $  32,545   $  31,834
Interest-bearing deposits in banks                       399         161
Federal funds sold                                     5,610       2,940
Securities available-for-sale                         60,303      49,143
Securities held-to-maturity (fair value
     $32,300 and $31,349)                             32,569      31,939
Loans held for sale                                      342       1,275

Loans                                                397,231     375,593
Less allowance for loan losses                         5,957       5,682
                                                   ----------  ----------
          Loans, net                                 391,274     369,911
                                                   ----------  ----------

Premises and equipment                                13,754      13,444
Other assets                                          16,883      15,502
                                                   ----------  ----------

          Total assets                             $ 553,679   $ 516,149
                                                   ----------  ----------

       Liabilities and Shareholders' Equity

Deposits
    Non-interest-bearing demand                    $  73,340   $  65,815
    Interest-bearing demand                          105,579      99,185
    Savings                                           23,973      20,863
    Time, $100,000 and over                           89,576      79,925
    Other time                                       186,516     178,268
                                                   ----------  ----------
          Total deposits                             478,984     444,056

Federal Home Loan Advances                            15,000      15,000
Other borrowings                                         977       1,054
Other liabilities                                     10,716      11,237
                                                   ----------  ----------
          Total liabilities                          505,677     471,347
                                                   ----------  ----------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 382,580
       and 380,780 shares outstanding at
       June 30,2000 and December 31, 1999             14,048      13,982
                                                     --------    --------

Shareholders' equity
    Common stock, par value $1; 5,000,000
        Shares authorized; 2,178,830
        Shares issued and outstanding                  2,179       2,179
    Capital surplus                                    6,115       6,115
    Retained earnings                                 26,894      23,853
    Accumulated other comprehensive income,
         Net of tax                                   (1,234)     (1,327)
                                                   ----------  ----------
          Total shareholders' equity                  33,954      30,820
                                                   ----------  ----------

 Total liabilities and shareholders' equity        $ 553,679   $ 516,149
                                                   ----------  ----------

See Notes to Consolidated Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHESIVE INCOME
                 THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months         Six Months
                                         Ended               Ended
                                        June 30,            June 30,
                                     2000     1999        2000     1999
                                   -----------------  --------- --------
Interest income
    Loans                          $ 10,154 $ 8,642   $  19,654 $ 16,778
    Taxable securities                 737      603       1,391    1,156
    Nontaxable securities              532      494       1,041      978
    Deposits in banks                    -        5           8       11
    Federal funds sold                 192      176         448      437
                                   -------- --------  --------- --------
          Total interest income     11,615    9,920      22,542   19,360
                                   -------- --------  --------- --------

Interest expense
    Deposits                         5,154    4,188       9,996    8,312
    Other borrowings                   234       82         458      161
                                   -------- --------  --------- --------
          Total interest expense     5,388    4,270      10,454    8,473
                                   -------- --------  --------- --------

          Net interest income        6,227    5,650      12,088   10,887
Provision for loan losses              352      388         694      657
                                   -------- --------  --------- --------
          Net interest income
          after provision
          for loan losses            5,875    5,262      11,394   10,230
                                   -------- --------  --------- --------

Other income
    Service charges on deposit
      accounts                         864      700      1,613    1,361
    Other service charges and fees     206      124        401      264
    Gains on sale of loans              51       99        175      156
    Trust Department fees               22       22         50       68
    Nonbank subsidiary
      non-interest income            1,933    1,564      4,006    2,999
    Other operating income             185      201        306      379
                                   -------- --------  --------- --------
          Total other income         3,261    2,710      6,551    5,227
                                   -------- --------  --------- --------

Other expenses
    Salaries and employee benefits   3,541    3,246      7,028    6,199
    Occupancy expense                  379      346        743      669
    Equipment expense                  657      655      1,274    1,262
    Other operating expenses         2,053    1,801      4,071    3,555
                                   -------- --------  --------- --------
          Total other expenses       6,630    6,048     13,116   11,685
                                   -------- --------  --------- --------

          Income before income
            taxes                    2,506    1,924      4,829    3,772

Income tax expense                     811      528      1,533    1,044
                                   -------- --------  --------- --------

          Net income               $ 1,695  $ 1,396   $  3,296  $ 2,728
                                   -------- --------  --------- --------

Other comprehensive income (loss):
     Unrealized gains (losses) on
       securities available-
       for-sale arising during
          the period                    45     (609)        94     (881)
                                   -------- --------  --------- --------
     Total other comprehensive
        income (loss)                   45     (609)        94     (881)
                                   -------- --------  --------- --------

          Comprehensive income     $ 1,740  $   787   $  3,390  $ 1,847
                                   ======== ========  ========= ========

Basic earnings per common share    $  0.78  $  0.64   $   1.51  $  1.26
                                   -------- --------  --------- --------
Diluted earnings per common share     0.77     0.63       1.50     1.24
                                   -------- --------  --------  ---------
Cash dividends per share of        $ .0435  $  .039   $   .087  $  .079
common stock                       -------- --------  --------- --------

See Notes to Consolidated
Financial Statements.

                          COMMUNITY BANKSHARES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                       2000        1999
                                                    --------    --------
OPERATING ACTIVITIES
    Net income                                    $   3,296   $   2,728
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                 1,305       1,131
        Provision for loan losses                       694         657
        Provision for other real estate                   5           -
        Deferred income taxes                          (121)       (319)
        Increase (decrease) in loans held for
          sale                                          933        (458)
        Net (gains) losses on sale of other real
          estate                                        (33)        (39)
        Increase in interest receivable                (654)       (428)
        Increase (decrease) in interest payable       2,216        (983)
        Increase in taxes payable                       168         287
        Increase (decrease) in accounts
          receivable of nonbank subsidiary              141         245
        Increase (decrease) in work in
          process of nonbank subsidiary                (312)        (18)
        Increase (decrease) in accruals and
          payables of nonbank subsidiary             (2,841)     (1,148)
        Other operating activities                     (551)         39
                                                  ----------  ----------

              Net cash provided by
                 operating activities                 4,246       1,694
                                                  ----------  ----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale      (12,499)    (16,488)
    Proceeds from maturities of securities
      available-for-sale                              1,493      10,203
    Purchases of securities held-to-maturity         (1,737)       (448)
    Proceeds from maturities of securities
      held-to-maturity                                1,107         488
    Net decrease in Federal funds sold               (2,670)     10,730
    Net increase in interest-bearing
     deposits in banks                                 (238)        (29)
    Net increase in loans                           (22,852)    (36,532)
    Purchase of premises and equipment               (1,416)     (1,115)
    Proceeds from sales of other real estate            615         276
                                                  ----------  ----------

              Net cash used in
                investing activities                (38,197)    (32,915)
                                                  ----------  ----------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits              34,928      30,069
    Increase in other borrowings                          -         400
    Repayment of other borrowings                       (77)        (77)
    Proceeds from issuance of Common
      Stock                                               -          30
    Dividends paid                                     (189)       (171)
                                                  ----------  ----------
              Net cash provided by
                financing activities                 34,662      30,251
Net increase (decrease) in cash and
   due from banks                                 $     711   $    (970)

Cash and due from banks at beginning of the
     Period                                          31,834      26,796
                                                  ----------  ----------

Cash and due from banks at end of the Period      $  32,545   $  25,826
                                                  ----------  ----------

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                  $   9,456   $   9,456

        Income taxes                              $   1,486   $   1,076

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale               $   (154)   $   1,468

    Principal balances on loans and premises
      and equipment transferred to other
      real estate                                 $     795   $      67

 See Notes to Consolidated Financial Statements

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1.   BASIS OF PRESENTATION

 The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim periods.

 The results of operations for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                          Six Months Ended June 30, 2000
                         (Dollars and shares in Thousands,
                             except per share amounts)

                          Net     Weighted-Average
                         Income       Shares      Per Share
                       (Numerator) (Denominator)    Amount
Basic EPS                  $1,695           2,179      $0.78
Effect of Dilutive
  Securities
  Stock options                 0              20
                       ----------      ---------- ----------
Diluted EPS                $1,695           2,199      $0.77
                       ==========      ========== ==========

                          Three Months Ended June 30,2000
                         (Dollars and shares in Thousands,
                             except per share amounts)
                          Net     Weighted-Average
                         Income       Shares      Per Share
                       (Numerator) (Denominator)    Amount

Basic EPS                  $1,396           2,172      $0.64
Effect of Dilutive
  Securities
  Stock options                 0              27
                       ----------      ---------- ----------
Diluted EPS                $1,396           2,199      $0.63
                       ==========      ========== ==========

                          Six Months Ended June 30, 2000
                        (Dollars and shares in Thousands,
                             except per share amounts)
                          Net     Weighted-Average
                         Income       Shares      Per Share
                       (Numerator) (Denominator)    Amount
Basic EPS                  $3,296           2,179      $1.51
Effect of Dilutive
  Securities
  Stock options                 0              20
                       ----------      ---------- ----------
Diluted EPS                $3,296           2,199      $1.50
                       ==========      ========== ==========

                          Six Months Ended June 30, 1999
                         (Dollars and shares in Thousands,
                             except per share amounts)
                          Net     Weighted-Average
                         Income       Shares      Per Share
                       (Numerator) (Denominator)    Amount

Basic EPS                  $2,728           2,171      $1.26
Effect of Dilutive
  Securities
  Stock options                 0              27
                       ----------      ---------- ----------
Diluted EPS                $2,728           2,198      $1.24
                       ==========      ========== ==========


 NOTE 4    SEGMENT INFORMATION

 Selected segment information by industry segment for the three and six month periods ended June 30, 2000 and 1999 is as follows:

                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
    For the three month period             Financial      All
   ended June 30, 2000          Banking   Supermarkets  Other    Total
   ---------------------------- --------- ---------    -------- ---------
   Revenue from external          12,980     1,781          91    14,852
   customers
   Intersegment revenues           (192)       383         581       772
   (expenses)
   Segment profit (loss)           1,357       675        (198)    1,834
   Segment assets                555,166    16,825       3,011   575,002


                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
    For the three month period             Financial      All
   ended June 30, 1999          Banking   Supermarkets  Other    Total
   ---------------------------- --------- ---------    -------- ---------

   Revenue from external         $11,181    $1,568         $43    $12,792
   customers
   Intersegment revenues           (121)       154         395        428
   (expenses)
   Segment profit (loss)           1,319       358        (284)     1,393
   Segment assets                499,619    13,429       2,684    515,732

                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------
   For the six month period               Financial      Allr     Total
   ended June 30, 2000          Banking   Supermarkets  Other     Total
   ---------------------------- --------- ---------    --------  --------

   Revenue from external         $25,250    $4,014        $128    $29,392
   customers
   Intersegment revenues           (367)       699       1,163      1,495
   Segment profit                  2,616     1,378        (466)     3,528

                                        Reportable Segments
                                       (Dollars in thousands)
                               ---------------------------------------

   For the six month period               Financial     Other     Total
   ended June 30, 1999          Banking   Supermarkets  Other     Total
   ---------------------------- --------- ---------    --------  --------

   Revenue from external         $21,828    $3,062         $85    $24,975
   customers
   Intersegment revenues           (244)       307         789        852
   Segment profit                  2,489       817        (531)     2,775


                                  For the three        For the six
                                      months             months
                                  Ended June, 30     Ended June, 30
                                ------------------- ------------------

                                 2000      1999      2000      1999
   Net Income
   Total profit for               $2,032    $1,677   $3,994    $3,306
   reportable segments
   Non-reportable segment loss      (198)     (284)    (466)     (531)
   Elimination of                   (139)        3     (232)      (47)
   intersegment (gains) losses
      Total consolidated          $1,695    $1,396   $3,296    $2,728
   other income

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

 Management's Discussion and Analysis
 ----------------------------------------------
 The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

 Financial Condition

 As of June 30, 2000, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1999. Total assets, loans, and deposits increased by 7.27%, 5.49% and 7.87% respectively. The growth in all areas is slightly less than the same period last year but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

 Liquidity

 As of June 30, 2000, the Liquidity Ratio was 20.16% which is within the Company's target range of 20 - 25%. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

 Interest Rate Risk

 The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The Company's overall interest rate risk was less than 3% of net interest income subjected to rising and falling rates of 200 basis points. The Company's policy is to allow no more than +- 8% change in net interest income for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

 Capital

 Banking regulation requires the Company and banks to maintain capital levels in relation to Company and bank assets. At June 30, 2000, the Company's and banks' capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 2000 were as follows:

                                      Actual        Regulatory
                                                       Minimum
    Leverage                           8.44%             4.00%
        Risked Based
    Capital ratios:
        Core Capital                  10.98%             4.00%
        Total Capital                 12.23%             8.00%

 Results of Operation

 Net interest income for the six month period ended June 30, 2000 is up 11.03% over the same period for 1999, from $10,887,000 to $12,088,000, and is up 10.21% for the three month period ending June 30, 2000 from $5,650,000 to $6,227,000 for 2000. Interest income was up by 16.44% for the six month period ending June 30, 2000 from $19,360,000 to $22,542,000 and up 17.09% for the three month period ending June 30, 2000 from $9,920,000 to $11,615,000. The increase in interest income is due to an increase of 12.39% or $54,728,000 in earning assets from June 30, 1999 to June 30, 2000.
 Investment securities increased by $14,655,000 or 18.74% during the same period primarily due to slightly less loan growth compared to prior year. Total loans increased during the last year by $46,681,000 or 13.30%. Interest expense was up 23.38% or $1,981,000 for the six month period ended June 30, 2000, over the same period in 1999 and up 26.18% or $1,118,000 for the three month period ending June 30, 2000, as compared to 1999. The increase in interest expense is due to an increase in interest bearing liabilities of $53,602,000 or 14.60% from June 30, 1999 to June 30, 2000 as well as an increase in the Prime rate during the last twelve months which has resulted in interest bearing deposits repricing at higher rates. Interest bearing deposits increased by 12.04% or $43,602,000 from June 30, 1999 to June 30, 2000. Federal Home Loan Advances increased by $10,000,000 or 200% from June 30, 1999 to June 30, 2000 to fund growth. The increase in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections.

 The provision for loan losses was $694,000 for the first six months of 2000. This provision will fluctuate based on Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $1,052,318 for its un-guaranteed portion of SBA loans.

 The following table furnishes information on the Loan Loss Reserve for the six month reporting period and the same period for 1999.

                                             2000      1999
     Beginning Balance                    $ 5,682   $ 4,863

     Less Charge Offs:
          Real Estate Loans                    (0)      (23)
          Commercial Loans                   (238)     (169)
          Consumer Loans                     (303)     (186)
          Credit Cards                         (5)        0
                                         --------  --------
                                             (546)     (378)
                                         --------  --------
     Plus Recoveries
          Real Estate Loans                     0         4
          Commercial Loans                     45        33
          Consumer Loans                       82       141
                                         --------  --------
                                              127       178
                                         --------  --------
     Net Charge-offs                         (419)     (200)
                                         --------  --------
     Plus Provision                           694       657
                                         --------  --------
     Ending Balance                       $ 5,957   $ 5,320
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

The Provision for Loan Losses for the six month period ended June 30, 2000 represented 128% of total charge offs for the same period, while the provision for the first six months of 1999 represented 174% of the charge offs recorded in that period. The reserve at the end of June 30, 2000 represented 309% of non accrual loans while the reserve at June 30, 1999 represented 414% of non accrual loans. Non accrual loans have increased from $1,284,000 at June 30, 1999 to $1,918,000 as of June 30, 2000. The total of past due loans greater than 90 days and non accrual loans has decreased from $3,462,000 in June 1999, which represents .98% of outstanding loans to $3,172,000 as of June 30, 2000, which represents .80% of outstanding loans. Of the $3,172 of non performing loans on June 30, 2000, $795,000 is guaranteed by the U. S. Government. Our reserve represents 250% of the remaining portion of non performing loans which is within our guideline of maintaining a reserve of at least 200% of non performing assets. The Loan Loss Reserve balance to total loan ratio at June 30, 2000 was 1.49% as compared to 1.52% at June 30, 1999. Management considered the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured
Debt

                                 June 30, 2000

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       still
                                      accruing
    Real Estate Loans            $0           $0            $0
    Commercial Loans          1,272          853           765
    Consumer Loans              646          401             0
                           --------     --------      --------
    Total                    $1,918       $1,254          $765
                           ========     ========      ========


                                 June 30, 1999

                       Non-accrual    Past Due   Restructured
                          Loans       90 days        Debt
                                       still
                                      accruing
    Real Estate Loans            $0           $0            $0
    Commercial Loans            665        1,256           752
    Consumer Loans              619          922             0
                           --------     --------      --------
    Total                    $1,284       $2,178          $752
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

The banks place loans on non-accrual at such a time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income increased by 25.33% or $1,324,000 during the six month period ended June 30, 2000 as compared to the same period for 1999 and the three month period ending June 30, 2000 showed a 20.33% or $551,000 increase over the same three month period of 1999. The majority of these increases, $1,007,000 and $369,000, respectively, are due to installations of supermarket bank units associated with the Canadian Imperial Bank of Commerce agreement which is included in nonbank subsidiary non-interest income. In addition to the 40 units installed in the fourth quarter of 1999 and the first half of 2000, on June 30, 2000, CIBC became obligated to purchase 210 supermarket banking units from our subsidiary Financial Supermarkets, Inc. over the next three years. Service charges on deposit accounts increased by $252,000 or 18.52% for the six month period ended June 30, 2000, and $164,000 or 23.43% for the three month period ended June 30, 2000, as compared to the same periods in 1999. The major change was the increase in non-sufficient funds (NSF) charges of $230,000 and $138,000 for the six month period and the three month period ended June 30, 2000, respectively, compared to the same period in 1999. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program.
Other operating expenses increased by 14.51% or $516,000 for the six month period ended June 30, 2000, and 13.99% or $252,000 for the three month period ending June 30, 2000 as compared to the same periods in 1999. Salaries and benefits increased by $829,000 or 13.37% during the six month period ended June 30, 2000 compared to the same period in 1999. Full time equivalent employees increased from 303 at the end of June 1999 to 347 at the end of June 2000. Equipment and occupancy expenses were up by 4.45% or $86,000 for the six month period ended June 30, 2000, and 3.50% or $35,000 for the three month period ending June 30, 2000, as compared to the same period in 1999. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of three new supermarket banking centers and two expansions of existing supermarket banking centers during the past twelve months as well as the overall growth of the Company's banking operations. In addition, the increase in the equipment and occupancy expense is a direct result of the depreciation and operating expense associated with the Company's new data processing system which became fully operational during the first six months of 2000.

The Company incurred income tax expenses of $811,000 which represents aneffective rate of 32% for the three month period ended June 30, 2000 as compared to $528,000 which represents an effective tax rate of 27% for the same period in 1999. In addition, the Company incurred income tax expenses of $1,533,000 which represents an effective rate of 32% for the six month period ended June 30, 2000 as compared to $1,044,000 which represents an effective tax rate of 28% for the same period in 1999. The increase in the effective tax rate is related to the increased income of Financial Supermarkets, which does not have a portion of its income tax-free as do the Community Banking Subsidiaries.

Net income for the six month period ended June 30, 2000, was $3,296,000 or an increase of 20.82% and for the three month period ended June 30, 2000, was $1,695,000 or an increase of 21.42% over the same periods for 1999. Management anticipates income to be in excess of prior years levels due to the increased sales of supermarket bank units associated with the first phase of an agreement with Canadian Imperial Bank of Commerce.

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

                          PART II - OTHER INFORMATION

 ITEM 4.   Submission of Matters to a Vote of Security Holders.

 The Annual Meeting of the Shareholders of the Company was held on April 12, 2000. Total shares outstanding amounted to 2,178,830. A total of 1,899,964 shares (87.20%) were represented by shareholders in attendance or by proxy. The following directors were re-elected to serve for a one-year term. The results of the election were as follows:

                                        Shares Voted:
                                   For      Against   Abstain
                               ---------------------------------
    Steven C. Adams              1,899,904        60          0
    Edwin B. Burr                1,899,904        60          0
    Harry H. Purvis              1,899,904        60          0
    H. Calvin Stovall            1,899,904        60          0
    Dean C. Swanson              1,899,904        60          0
    George D. Telford            1,899,904        60          0
    J. Alton Wingate             1,899,904        60          0
    Lois M. Wood-Schroyer        1,899,904        60          0


 ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

           Exhibit 10.1 Consulting Agreement between Canadian Imperial Bank of Commerce and Financial Supermarkets, Inc., dated March 2, 1999*

           Exhibit 27.   Financial Data Schedule
---------------------
* Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission.


(b)   Reports on Form 8-K

                None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               COMMUNITY BANKSHARES, INC.


DATE:  August 14, 2000              BY:  /s/  Harry L. Stephens
                                              Harry L. Stephens,
                                              Executive Vice President and
                                              Chief Financial Officer