Form 10-Q
period 2000-09-30
COMMUNITY BANKSHARES INC /GA/
filed 2000-11-14
CIK 927478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
Mark One

         /X/ QUARTERLY REPORT PURSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 2000

         // TRANSITION REPORT PURSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission File Number: 33-81890

                           Community Bankshares, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                     Georgia                                 58-1415887
         --------------------------------                --------------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                  Identification No.)

                 448 North Main Street,
                 Cornelia, Georgia                          30531
       ----------------------------------------          ---------
       (Address of principal executive offices)         (Zip Code)


                                 (706) 778-2265
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.        Yes /X/     No  /  /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 2,178,830

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                         Page No.
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet -
         September 30, 2000 and December 31, 1999             2

         Consolidated Statements of Operations
         and Comprehensive Income for Three
         Months Ended September 30, 2000 and 1999
         and Nine Months Ended September 30, 2000
         and 1999                                             3

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999        4

         Notes to Consolidated Financial Statements           5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        6

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K                   7

         Signatures                                           8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                     COMMUNITY BANKSHARES, INC.
                                                          AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                                       (Dollars in thousands)
                                                            (Unaudited)


                                                                                     2000         1999
                                                                                  ---------    ---------

                                       Assets
                                       ------
Cash and due from banks                                                           $  26,323    $  31,834
Interest-bearing deposits in banks                                                      375          161
Federal funds sold                                                                   14,070        2,940
Securities available-for-sale                                                        61,548       49,143
Securities held-to-maturity (fair value
     $32,058 and $31,349)                                                            31,916       31,939
Loans held for sale                                                                     230        1,275

Loans                                                                               402,037      375,593
Less allowance for loan losses                                                        6,135        5,682
                                                                                  ---------    ---------
          Loans, net                                                                395,902      369,911
                                                                                  ---------    ---------

Premises and equipment                                                               13,894       13,444
Other assets                                                                         17,209       15,502
                                                                                  ---------    ---------

          Total assets                                                            $ 561,467    $ 516,149
                                                                                  =========    =========

                        Liabilities and Shareholders' Equity
                        -------------------------------------
Deposits
    Non-interest-bearing demand                                                   $  69,989    $  65,815
    Interest-bearing demand                                                          97,915       99,185
    Savings                                                                          22,937       20,863
    Time, $100,000 and over                                                          93,568       79,925
    Other time                                                                      199,870      178,268
                                                                                  ---------    ---------
          Total deposits                                                            484,279      444,056
Federal Home Loan Bank advances                                                      10,000       15,000
Other borrowings                                                                        939        1,054
Other liabilities                                                                    16,160       11,237
                                                                                  ---------    ---------
          Total liabilities                                                         511,378      471,347
                                                                                  ---------    ---------

Commitments and contingent liabilities

Redeemable common stock held by ESOP, 382,580
     and 380,780 shares outstanding at September 30, 2000 and December 31, 1999      14,048       13,982
                                                                                  ---------    ---------

Shareholders' equity
    Common stock, par value $1; 5,000,000
        Shares authorized; 2,178,830 at December 31, 2000
        Shares issued and outstanding                                                 2,179        2,179
    Capital surplus                                                                   6,115        6,115
    Retained earnings                                                                28,578       23,853
    Accumulated other comprehensive loss,
         Net of tax                                                                    (831)      (1,327)
                                                                                  ---------    ---------
          Total shareholders' equity                                                 36,041       30,820
                                                                                  ---------    ---------

 Total liabilities and shareholders' equity                                       $ 561,467    $ 516,149
                                                                                  =========    =========

See Notes to Consolidated Financial Statements.


                                                     COMMUNITY BANKSHARES, INC.
                                                          AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      AND COMPREHESIVE INCOME
                                         THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                                           NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (Dollars in thousands, except per share amounts)
                                                            (Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,             September 30,
                                                  2000          1999           2000            1999
                                                -------        -------        -------        --------
Interest income
    Loans                                       $10,479        $ 8,895        $30,134        $ 25,674
    Taxable securities                              745            591          2,137           1,747
    Nontaxable securities                           557            500          1,598           1,478
    Deposits in banks                                 4              3             11              14
    Federal funds sold                              199            244            646             681
                                                -------        -------        -------        --------
          Total interest income                  11,984         10,233         34,526          29,594
                                                -------        -------        -------        --------

Interest expense on deposits
    Deposits                                      5,514          4,341         15,509          12,654
    Other borrowings                                232            158            691             319
                                                -------        -------        -------        --------
          Total interest expense                  5,746          4,499         16,200          12,973
                                                -------        -------        -------        --------

          Net interest income                     6,238          5,734         18,326          16,621
Provision for loan losses                           382            370          1,076           1,027
                                                -------        -------        -------        --------
          Net interest income after
               provision for
               loan losses                        5,856          5,364         17,250          15,594
                                                -------        -------        -------        --------

Other income
    Service charges on
       Deposit accounts                             958            744          2,571           2,105
    Other service charges and fees                  231            202            632             466
    Gains on sale of loans                           88             83            263             239


    Nonbank subsidiary
        non-interest income                       1,742          1,584          5,747           4,583
    Other operating income                          184            214            541             661
                                                -------        -------        -------        --------
          Total other income                      3,203          2,827          9,754           8,054
                                                -------        -------        -------        --------

Other expenses
    Salaries and employee benefits                3,523          2,978         10,551           9,177
    Occupancy expense                               415            364          1,158           1,033
    Equipment expense                               684            697          1,958           1,958
    Other operating expenses                      1,892          1,780          5,963           5,336
                                                -------        -------        -------        --------
          Total other expenses                    6,514          5,819         19,630          17,504
                                                -------        -------        -------        --------

          Income before income taxes              2,545          2,372          7,374           6,144

Income tax expense                                  766            765          2,299           1,809
                                                -------        -------        -------        --------

          Net income                            $ 1,779        $ 1,607        $ 5,075        $  4,335
                                                -------        -------        -------        --------

Other comprehensive income (loss):
   Unrealized gains (losses) on
   Securities available-for-sale
   arising during the period                        403             99            496            (782)

                                                -------        -------        -------        --------
     Total other comprehensive
           Income (loss)                            403             99            496            (782)
                                                -------        -------        -------        --------

          Comprehensive income                  $ 2,182        $ 1,706        $ 5,571        $  3,553
                                                =======        =======        =======        ========

Basic earnings per common share                 $  0.82        $  0.74        $  2.33        $   2.00
                                                =======        =======        =======        ========
Diluted earnings per common share                  0.81           0.73           2.31            1.97
                                                =======        =======        =======        ========
Cash dividends per share of common stock        $ .0435        $  .039        $ .1305        $  0.118
                                                =======        =======        =======        ========

See Notes to Consolidated Financial Statements.


                                                     COMMUNITY BANKSHARES, INC.
                                                          AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                       (Dollars in thousands)
                                                            (Unaudited)

                                                                  2000           1999
                                                               --------         --------
OPERATING ACTIVITIES
   Net income                                                  $  5,075         $  4,335

    Adjustments  to  reconcile  net  income to
        net cash  provided  by  operating activities:
        Depreciation and amortization                             2,012            1,758
        Provision for loan losses                                 1,076            1,027
        Provision for other real estate                               5             --
        Deferred income taxes                                      (201)            (259)
        Decrease in loans held for sale                           1,045               72
        Net (gains) losses on sale of other real estate             (35)             (56)
        Increase  in interest receivable                         (1,094)             298
        Decrease in interest payable                              1,760             (545)
        Increase in taxes payable                                   211              345
        Increase (decrease) in accounts
          Receivable of nonbank subsidiary                          184             (181)
        Increase (decrease) in work in
          process of nonbank subsidiary                          (1,045)             219
        Increase (decrease) in accruals and
          Payables of nonbank subsidiary                          3,922           (1,253)
        Other operating activities                               (1,265)            (666)
                                                               --------         --------

              Net cash provided by Operating activities          11,650            5,094
                                                               --------         --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                  (13,826)         (17,771)
    Proceeds from maturities of securities
      available-for-sale                                          2,248           10,731
    Purchases of securities held-to-maturity                     (1,737)            (448)
    Proceeds from maturities of securities
      held-to-maturity                                            1,760              596
    Net (increase) decrease in Federal funds sold               (11,130)          10,535
    Net (increase) decrease in interest-bearing
     deposits in banks                                             (214)              54
    Net increase in loans                                       (28,168)         (49,703)
    Purchase of premises and equipment                           (2,160)          (1,729)
    Proceeds from sales of other real estate                      1,242              607
                                                               --------         --------

              Net cash used in Investing activities             (51,985)         (47,128)
                                                               --------         --------

FINANCING ACTIVITIES
    Net increase in deposits                                     40,223           36,725
    Increase (decrease) in FHLB advances                         (5,000)          10,000
    Increase in other borrowings                                   --                400
    Repayment of other borrowings                                  (115)            (114)
    Proceeds from issuance of Common
      Stock                                                        --                 30
    Dividends paid                                                 (284)            (258)
                                                               --------         --------
              Net cash provided by financing activities          34,824           46,783

Net increase (decrease) in cash and due from banks             $ (5,511)        $  4,749

Cash and due from banks at beginning of the Period               31,834           26,796
                                                               --------         --------

Cash and due from banks at end of the Period                   $ 26,323         $ 31,545
                                                               ========         ========

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                               $ 17,960         $ 13,518

        Income taxes                                           $  2,289         $  1,729

NONCASH TRANSACTIONS
    Unrealized (gains) losses on
      securities available-for sale                            $   (827)        $  1,302

    Principal balances on loans and premises
      And equipment transferred to other
      real estate                                              $  1,101         $    743


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

  The results of operations for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

  NOTE 3.      EARNINGS PER COMMON SHARE

  The  following  is  a  reconciliation   of  net  income  (the  numerator)  and
  weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

                                                       Three Months Ended September 30, 2000
                                                  (Dollars in Thousands, except per share amounts)

                                                   Net          Weighted-Average
                                                  Income            Shares            Per Share
                                               (Numerator)         (Denominator)       Amount
                                               -----------         -------------        ------
      Basic EPS                                     $ 1,779             2,179            $ 0.82
      Effect of Dilutive Securities
           Stock options                                  0                20
                                                   --------          --------          --------
      Diluted EPS                                   $ 1,779             2,199            $ 0.81
                                                   ========          ========          ========


                                                       Three Months Ended September 30, 1999
                                                  (Dollars in Thousands, except per share amounts)


                                                   Net          Weighted-Average
                                                  Income            Shares            Per Share
                                               (Numerator)         (Denominator)       Amount
                                               -----------         -------------        ------


      Basic EPS                                     $ 1,607              2,172           $ 0.74
      Effect of Dilutive Securities                       0                27
           Stock options                           --------           --------         --------
      Diluted EPS                                   $ 1,607              2,199           $ 0.73
                                                   ========           ========         ========

                                                        Nine Months Ended September 30, 2000
                                                 ( Dollars in Thousands, except per share amounts)

                                                   Net          Weighted-Average
                                                  Income            Shares            Per Share
                                               (Numerator)         (Denominator)       Amount
                                               -----------         -------------        ------


      Basic EPS                                     $ 5,075             2,179            $ 2.33
      Effect of Dilutive Securities
           Stock options                                  0                20
                                                   --------          --------          --------
      Diluted EPS                                   $ 5,075             2,199            $ 2.31
                                                   ========          ========          ========

                                                        Nine Months Ended September 30, 1999
                                                  (Dollars in Thousands, except per share amounts)

                                                   Net          Weighted-Average
                                                  Income            Shares            Per Share
                                               (Numerator)         (Denominator)       Amount
                                               -----------         -------------        ------


      Basic EPS                                     $ 4,335              2,172            $ 2.00
      Effect of Dilutive Securities
           Stock options                                  0                 27
                                                   --------           --------          --------
      Diluted EPS                                   $ 4,335              2,199            $ 1.97
                                                   ========           ========          ========


  NOTE 4 SEGMENT INFORMATION

  Selected segment information by industry segment for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                                                           Reportable Segments
                                                                          (Dollars in thousands)
                                                    -------------------------------------------------------------------
                                                                         Financial           All
    For the three month period ended September 30,       Banking       Supermarkets         Other           Total
    2000
    ------------------------------------------------  ---------------  --------------   --------------  ---------------

    Revenue from external customers                        $  13,482           1,736               66        $  15,284
    Intersegment revenues (expenses)                            (211)            309              581              679
    Segment profit (loss)                                      1,426             581             (191)           1,816
    Segment assets                                         $ 563,034          23,703            3,045        $ 589,782



                                                                           Reportable Segments
                                                                          (Dollars in thousands)
                                                    -------------------------------------------------------------------
                                                                         Financial           All
    For the three month period ended September 30,       Banking       Supermarkets         Other           Total
    1999
    ------------------------------------------------  ---------------  --------------   --------------  ---------------

    Revenue from external customers                        $  11,563           1,646               57        $  13,266
    Intersegment revenues (expenses)                            (125)            162              395              432
    Segment profit (loss)                                      1,418             589             (347)           1,660



                                                                           Reportable Segments
                                                                          (Dollars in thousands)
                                                    -------------------------------------------------------------------
                                                                          Financial          All
    For the nine month period ended September 30,        Banking        Supermarkets        Other           Total
    2000
    ------------------------------------------------  ---------------  ---------------  --------------  ---------------

    Revenue from external customers                         $ 38,731            5,902             194         $ 44,827
    Intersegment revenues                                       (578)             857           1,744            2,023
    Segment profit                                          $  4,042            1,959            (657)        $  5,344


                                                                           Reportable Segments
                                                                          (Dollars in thousands)
                                                    -------------------------------------------------------------------
                                                                          Financial          All
    For the nine month period ended September 30,        Banking        Supermarkets        Other           Total
    1999
    ------------------------------------------------  ---------------  ---------------  --------------  ---------------
    Revenue from external customers                         $ 33,392            4,708             142         $ 38,242
    Intersegment revenues                                       (368)             469           1,185            1,286
    Segment profit                                          $  3,906            1,406            (878)        $  4,434



                                                           For the three months              For the nine months
                                                            Ended September, 30              Ended September, 30
                                                      --------------------------------  -------------------------------
                                                         2000             1999             2000            1999
                                                         ----             ----             ----            ----
    Net Income
    Total profit for reportable segments                     $ 2,007          $ 2,007         $ 6,001          $ 5,312
    Non-reportable segment loss                                 (191)            (347)           (657)            (878)
    Elimination of intersegment (gains) losses                   (37)             (53)           (269)             (99)
                                                            --------         --------        --------         --------
       Total consolidated other income                       $ 1,779          $ 1,607         $ 5,075          $ 4,335
                                                             =======          =======          ======          =======

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

  Financial Condition

  As of September 30, 2000, the Company continues to experience growth in total assets, total loans and total deposits as compared to December 31, 1999. Total assets, loans, and deposits increased by 8.78%, 6.74% and 9.06% respectively. The growth in all areas is slightly less than the same period last year but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

  Liquidity

  As of September 30, 2000, the Liquidity Ratio was 22.48% which is consistent with the Company's target range of 20 - 25%. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

  Interest Rate Risk

  The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The Company's overall interest rate risk was less than 4% of net interest income subjected to rising and falling rates of 200 basis points. The Company's policy is to allow no more than +- 8% change in net interest income for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

  Capital

  Banking regulation requires the Company to maintain capital levels in relation to Company assets. At September 30, 2000, the Company's and Bank's capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 2000 were as follows:


                                                    Actual       Regulatory Minimum
                                                    ------       ------------------
      Leverage                                       8.67%               3.00%
          Risked Based Capital ratios:
          Core Capital                              11.22%               4.00%
          Total Capital                             12.47%               8.00%


  Results of Operation


  Net interest income for the nine month period ended September 30, 2000 is up 10.26% over the same period for 1999, from $16,621,000 to $18,326,000, and is up 8.79% for the three month period ending September 30, 2000 from $5,734,000 to $6,238,000 for 2000. Interest income was up by 16.67% for the nine month period ending September 30, 2000 from $29,594,000 to $34,526,000 and up 17.11%
  for the three month period ending September 30, 2000 from $10,233,000 to $11,984,000. Interest expense was up 24.87% or $3,227,000 for the nine month period ended September 30, 2000, over the same period in 1999 and up 27.72% or $1,247,000 for the three month period ending September 30, 2000, as compared to 1999. The increase in interest income is due to an increase of 40.74% or $147,675,000 in earning assets from September 30, 1999 to September 30, 2000. Investment securities increased by $14,434,000 or 18.26% during the period. Total loans increased during the last year by $39,766,000 or 10.97%. The increase in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections.

  The provision for loan losses was $1,076,000 for the first nine months of 2000. This provision will fluctuate based on Small Business Administration
  (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. The Company currently has reserves totaling $1,050,337 for its un-guaranteed portion of SBA loans.

  The following table furnishes information on the Loan Loss Reserve for the current nine month reporting period and the same period for 1999.

                                2000          1999
                                ----          ----
Beginning Balance             $ 5,682         $ 4,863

Less Charge Offs:
     Real Estate Loans              0             (23)
     Commercial Loans            (346)           (279)
     Consumer Loans              (428)           (427)
     Credit Cards                  (7)            (24)
                              -------         -------
                                 (781)           (753)
                              -------         -------

Plus Recoveries
     Real Estate Loans              0               4
     Commercial Loans              50              44
     Consumer Loans               106             179
     Credit Cards                   2               2
                              -------         -------
                                  158             229
                              -------         -------
Net Charge-offs                  (623)           (524)
                              -------         -------
Plus Provision                  1,076           1,027
                              -------         -------

Ending Balance                $ 6,135         $ 5,366
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

The Provision for Loan Losses for the nine month period ended September 30, 2000 represented 138% of charge offs for the same period, while the provision for the first nine months of 1999 represented 136% of the charge offs recorded in that period. The reserve at the end of September 30, 2000 represented 462% of non accrual loans while the reserve at September 30, 1999 represented 230% of non accrual loans. Non accrual loans have decreased from $2,469,000 at September 30, 1999 to $1,327,000 as of September 30, 2000. Past due loans greater than 90 days and accruing interest have increased from $1,464,000 in 1999 to $2,418,000 in 2000. The total of past due loans greater than 90 days and non accrual loans has decreased from $3,933,000 in September 1999, which represents 1.04% of outstanding loans to $3,745,000 as of September 30, 2000, which represents .93% of outstanding loans. Of the $3,745,000 of non performing loans on September 30, 2000, $710,000 is guaranteed by the U. S. Government. Our reserve represents 202% of the remaining portion of non performing loans which is within our guideline of maintaining a reserve of at least 200% of non performing assets. The Loan Loss Reserve balance to total loan ratio at September 30, 2000 was 1.52% as compared to 1.51% at September 30, 1999. Management considers the Loan Loss Reserve to be adequate to absorb any losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

                                                  September 30, 2000
                                                  ------------------

                                                           Past Due
                                   Non-accrual             90 days              Restructured
                                      Loans             Still accruing              Debt
                                   -----------          --------------          -------------
Real Estate Loans                        0                        0                      0
Commercial Loans                       855                    1,848                    758
Consumer Loans                         472                      570                      0
                                     -----                    -----                    ---
Total                                1,327                    2,418                    758
                                     =====                    =====                    ===

                                                          September 30, 1999
                                                          ------------------

                                                           Past Due
                                   Non-accrual             90 days              Restructured
                                      Loans             Still accruing              Debt
                                   -----------          --------------          -------------
Real Estate Loans                        0                        0                      0
Commercial Loans                     1,770                      917                    747
Consumer Loans                         699                      547                      0
                                     -----                    -----                    ---
Total                                2,469                    1,464                    747
                                     =====                    =====                    ===

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

Other income increased by 21.11% or $1,700,000 during the nine month period ended September 30, 2000 as compared to the same period for 1999 and the three month period ending September 30, 2000 showed a 13.30% or $376,000 increase over the same three month period of 1999. Service charges on deposit accounts increased by $466,000 or 22.14% for the nine month period ended September 30, 2000, and $214,000 or 28.76% for the three month period ended September 30, 2000, as compared to the same periods in 1999. The major increase was the increase in non-sufficient funds (NSF) charges of $415,000 and $185,000 for the nine month period and the three month period ended September 30, 2000, respectively, compared to the same period in 1999. NSF charges increased primarily as a result of the Company's continued growth in accounts in the totally free checking program. Other service charges and fees increased by $166,000 or 35.62% for the nine month period ended September 30, 2000, and $29,000 or 14.36% for the three month period ended September 30, 2000, as compared to the same periods in 1999. The major increase was fees from check cashing, Honor and Mastermoney of $140,000 and $66,000 for the nine month period and the three month period ended September 30, 2000, respectively, compared to the same period in 1999. During these same periods other items earned less such as credit insurance earned less. The gains on sale of loans increased by $24,000 or 10.04% during the nine month period ended September 30, 2000 as compared to the same period for 1999. Nonbank subsidiary non-interest income increased by 25.40% or $1,164,000 for the nine month period ended September 30, 2000 and 9.97% or $158,000 for the three month period ending September 30, 2000 as compared to the same periods in 1999. The increase in income is due to the increased sale of in-store units associated with Financial Supermarket's Consulting Agreement with the Canadian Imperial Bank of Commerce. Management anticipates the income resulting from this relationship will continue to increase for the next six to twelve months.

Other operating expenses increased by 12.15% or $2,126,000 for the nine month period ended September 30, 2000, and 11.94% or $695,000 for the three month period ending September 30, 2000 as compared to the same periods in 1999. Salaries and benefits increased by $1,374,000 or 14.97% during the nine month period ended September 30, 2000 compared to the same period in 1999. Full time equivalent employees increased from 309 at the end of September 1999 to 345 at the end of September 2000. Equipment and occupancy expenses were up by 4.18% or $125,000 for the nine month period ended September 30, 2000, and 3.58% or $38,000 for the three month period ending September 30, 2000, as compared to the same period in 1999. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of three new supermarket banking centers and two expansions of existing supermarket banking centers during the past twelve months as well as the overall growth of the Company's banking operations.

The Company incurred income tax expenses of $766,000 which represents an effective rate of 30% for the three month period ended September 30, 2000 as compared to $765,000 which represents an effective tax rate of 32% for the same period in 1999. In addition, the Company incurred income tax expenses of $2,299,000 which represents an effective rate of 31% for the nine month period ended September 30, 2000 as compared to $1,809,000 which represents an effective tax rate of 29% for the same period in 1999. The increase in the effective tax rate is related to the increased income of Financial Supermarkets, which does not include non-taxable income as do the Community Banking Subsidiaries.

Net income for the nine month period ended September 30, 2000, was $5,075,000 or an increase of 17.07% and for the three month period ended September 30, 2000, was $1,779,000 or an increase of 10.70% over the same periods for 1999. The company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION

  ITEM 6.Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27.  Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                COMMUNITY BANKSHARES, INC.


DATE:  November 13, 2000               BY:  /s/  Harry L. Stephens
                                                Harry L. Stephens,
                                                Executive Vice President and
                                                Chief Financial Officer