Form 10-K
period 2000-12-31
COMMUNITY BANKSHARES INC /GA/
filed 2001-04-02
CIK 927478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D C 20549
                                    FORM 10-K

              /X/ Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

            / / Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Commission File Number 33-81890

                           Community Bankshares, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Georgia                                                  58-1415887
- --------------------------------                         -----------------------
(State or other jurisdiction of                               (IRS. Employer
 Incorporation or organization)                             Identification No.)


                 448 North Main Street, Cornelia, Georgia 30531
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (706) 778-2265

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____ .

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

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001: $29,967,,884 (based upon approximate market value of $40.72 /share, the latest sales price known to the Registrant for the Common Stock, for which there is no established trading market.

         As of March 20, 2001, 2,181,830 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

                                     PART 1

ITEM 1.  BUSINESS.


         Community Bankshares, Inc. (the "Company") was organized under the laws of Georgia in 1980 and commenced operations in 1981. The Company is a registered bank holding company. All of the Company's activities are currently conducted by or through its subsidiaries, Community Bank & Trust("Community"), Community Bank & Trust-Alabama ("Community-Alabama") and Community Bank & Trust-Troup ("Community-Troup") (collectively, the "Community Banking Subsidiaries") and the non-bank subsidiaries of Community, Financial Supermarkets, Inc. ("Financial Supermarkets") and Financial Properties, Inc. ("Financial Properties"). During the fourth quarter of 2000, there was a consolidation of Community - Habersham and Community - Jackson which is known above as Community Bank & Trust ("Community").

         All references herein to the Company include Community Bankshares, Inc., the Community Banking Subsidiaries, Financial Supermarkets, and Financial Properties unless the context indicates a different meaning.

Forward Looking Statements

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

Business Description of Community Banking Subsidiaries
- ------------------------------------------------------

         GENERAL. Each of the Community Banking Subsidiaries is community-oriented and offers such customary banking services as consumer and commercial commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit and money transfers. Each Community Banking Subsidiary finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

         DEPOSITS. Each Community Banking Subsidiary offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2000, the Company's aggregate deposit base, totaling approximately $507.5 million, consisted of approximately $78.0 million in non-interest-bearing demand deposits (15.37% of total deposits), approximately $101.5 million in interest-bearing demand deposits (including money market accounts) (20.00% of total deposits), approximately $21.9 million in savings deposits (4.31% of total deposits), approximately $203.3 million in time deposits in amounts less than $100,000 (40.07% of total deposits), and approximately $102.8 million in time deposits of $100,000 or more (20.25% of total deposits).

         LOANS. Each Community Banking Subsidiary makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. In addition, the Company operates a loan production office in Gainesville, Georgia through Community. The Gainesville loan production office funds and sells, on the open market, loans guaranteed by the Small Business Administration (the "SBA"). Each Community Banking Subsidiary also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2000, consumer and other, real estate (including mortgage and construction loans) and commercial loans represented approximately 13.74%, 37.76% and 48.50%, respectively, of the Company's total loan portfolio. The real estate loans made by each Community Banking Subsidiary include residential real estate construction, acquisition and development loans, as well as some loans for other purposes, which are secured by real estate.

         Commercial lending is directed principally toward businesses within the defined market area of the Community Banking Subsidiaries or existing or potential deposit customers of the Community Banking Subsidiaries. The Gainesville loan production office, however, makes a large portion of loans to individuals and businesses that are not located in its market area. Collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment. Commercial lending decisions are based upon a determination of the borrower's ability to repay the loan, which in turn are affected by such factors as the borrower's cash flow, sales trends and inventory levels, as well as relevant economic conditions. This category includes loans made to individuals, partnerships or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn in industry trends, deteriorated or non-existing collateral, and changes in interest rates.

         Some loans secured by real estate that are made to businesses are categorized as real estate loans. Often, real estate collateral is deemed to be superior to other collateral available to small- to medium-sized businesses. The underwriting standards of and risks to the Community Banking Subsidiaries are as described below with respect to real estate loans.

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

         The Community Banking Subsidiaries also make residential construction loans, generally for one-to-four unit structures. The Community Banking Subsidiaries require a first lien position on the loans associated with construction projects and offer these loans only to bona fide professional building contractors. Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications, and survey for the construction project and not being diverted to other uses. The loan-to-value limit for such loans is 85% for non-owner occupied and 90% for owner occupied of the as-built appraised value. Loans for construction can present a high degree of risk depending on, among other things, whether the builder can sell the home to a buyer and the nature of changing economic conditions. In addition, all loans for development and construction projects should have a take-out commitment from one of the Community Banking Subsidiaries or from another qualified lender, which should be in writing prior to closing of the construction loan.

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

         In addition, the Community Banking Subsidiaries make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Consumer lending decisions are based on a determination of the borrower's ability and willingness to repay the loan, which in turn are affected by such factors as the borrower's income, job stability, previous credit history and collateral for the loan. Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, a general economic downturn, bankruptcy, layoffs and other consumer financial problems.

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

         LOAN REVIEW AND NON-PERFORMING ASSETS. Each Community Banking Subsidiary reviews its loan portfolio to determine deficiencies and corrective action to be taken, and the Company reviews the loan portfolio of each Community Banking Subsidiary. Senior lending officers conduct periodic reviews of borrowers and ongoing reviews of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Community Banking Subsidiary's Board of Directors. Each Board of Directors reviews all loans for Community over $400,000 and reviews samples of loans below $400,000, all loans for Community - Alabama over $100,000 and samples below $100,000, and all loans over $200,000 and samples below $200,000 whether current or past due, at least once annually. In addition, each Community Banking Subsidiary maintains internal classifications of problem and potential problem loans.

         ASSET/LIABILITY MANAGEMENT.  Each Community Banking Subsidiary's
Board of Directors is charged with establishing policies to manage the assets and liabilities of its respective bank. Each Board's task is to manage asset growth, net interest margin, liquidity and capital. The Board directs the bank's overall acquisition and allocation of funds. At monthly meetings, a committee of executives of the Company receives a report from each bank with regard to the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local and state economy.

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

Business Description of Non-Banking Subsidiaries
- ------------------------------------------------

         FINANCIAL SUPERMARKETS. Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community and has three divisions. Financial Supermarkets' primary division, The Supermarket Bank, provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. These services are marketed to international, national, regional and community financial institutions. Financial Supermarkets enters into agreements with major supermarket chains for the right to establish bank branches in particular sites. Financial Supermarkets then licenses such rights, along with the right to operate the "Supermarket Bank", to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

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

         Over its 16-year history, Financial Supermarkets has expanded the scope of its business beyond the supermarket bank industry. In 1988, it formed a consulting division for the financial services industry. The division is based in Atlanta and works with financial institutions across the Southeastern United States with regard to state and federal regulatory compliance issues and other day-to-day operational matters.

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

         FINANCIAL PROPERTIES. Community acquired in March 1998 Financial Properties, Inc. ("Financial Properties"). Financial Properties engages in real estate brokerage and related activities primarily in Habersham County, Georgia.

Competition
- -----------

         The banking business is highly competitive. Community competes with four other institutions in Habersham County, Georgia, three institutions in White County, Georgia, nine institutions in Hall County, Georgia five institutions in Jackson County, Georgia and one institution in Banks County, Georgia; Community-Alabama competes with one other depository institution in Bullock County, Alabama, and eleven other depository institutions in Montgomery, Alabama, and Community-Troup competes with eight other depository institutions in Troup County, Georgia and 19 institutions in Muscogee County, Georgia. Each Community Banking Subsidiary also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which each Community Banking Subsidiary operates.

Employees
- ---------

         At December 31, 2000, the Company had 332 full-time employees and 50 part-time employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and management of the Company believes that its employee relations are good.

Supervision and Regulation
- --------------------------

         GENERAL. The Company is a registered financial holding company subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act (the "GLB Act") (collectively, the "Bank Holding Act"). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

         Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Activities that are financial in nature include activities that the Federal Reserve Board had determined by order or regulation, prior to the adoption of the GLB Act, to be closely related to banking or managing or controlling banks or to be a proper incident thereto. Some of the activities that the Act provides are financial in nature are:

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

         The Company must also register with the Department of Banking and Finance of the State of Georgia (the "DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and inter-company relationships of the Company, Community and Community-Troup and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company and each of the Georgia Community Banking Subsidiaries.

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

         Community and Community-Troup, as Georgia banking associations, are subject to the supervision of, and are regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") and the DBF. Community-Alabama is subject to the supervision and examination of the Alabama State Banking Department (the "ABD") in addition to the FDIC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving Community or Community-Troup. The ABD must grant prior approval of any merger, consolidation or other corporate reorganization involving Community-Alabama. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

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

         The payment of dividends by the Company and the Community Banking Subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Community Banking Subsidiaries, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Community Banking Subsidiary's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Community Banking Subsidiaries. At December 31, 2000, retained earnings available from the Community Banking Subsidiaries to pay dividends totaled approximately $5.2 million. For 2000, the Company's cash dividend payout to shareholders was 5.14% of net income.

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

         The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Community Banking Subsidiaries were "well capitalized" institutions at December 31, 2000.

         Set forth below are pertinent capital ratios for the Company and the Community Banking Subsidiaries as of December 31, 2000.

Minimum Capital                          Community-      Community-
  Requirement           Community          Alabama         Troup     The Company
  -----------           ---------          -------         -----     -----------

Tier One Capital to       11.34%            11.62%         11.26%       11.20%
Risk-based Assets:
   4.00% (1)

Total Capital to          12.67%            12.87%         12.51%       12.45%
Risk-based Assets
   8.00% (2)


(1)  Minimum required ratio for "well capitalized" banks is 6%
(2)  Minimum required ratio for "well capitalized" banks is 10%

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


ITEM 2.  PROPERTIES.

         Community's main office is located at 448 North Main Street, Cornelia, Georgia. Community-Alabama's main office is located at 202 N. Powell Street, Union Springs, Alabama. Community-Troup's main office is located at 201 Broad Street, LaGrange, Georgia. Community has twenty-five branch offices (five owned and twenty leased, fifteen of which are operated in supermarkets) located in Athens, Banks County, Cornelia, Clarkesville, Clayton, Cleveland, Commerce, Demorest, Gainesville, Jefferson and Toccoa, Georgia. In addition, the Bank leases the property occupied by the Loan Production Office in Gainesville. Community-Alabama has one branch (leased and operated in a supermarket) in Montgomery, Alabama. Community - Troup has one branch office (leased and operated in a supermarket) in LaGrange, Georgia and one branch office (leased and operated in a supermarket) in Columbus, Georgia. Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases a division office in Atlanta, Georgia. Management of the Company believes that all of its properties are adequately covered by insurance.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Common Stock. As of January 1, 2001, there were 491 holders of record of the Common Stock. Management is aware of 41 and 32 trades of Company stock during 2000 and 1999, respectively. During 2000, trades ranged from 4 shares to 13,849 shares at prices ranging from $36.72 to $40.00 per share. During 1999, trades ranged from 25 shares to 6,090 shares at prices ranging from $33.00 to $40.00 per share.

         In 2000, the Company paid a cash dividend of $0.18 per share. The Company paid a cash dividend of $0.15 per share in 1999 and 1998. The Company intends to continue to pay cash dividends. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Community Banking Subsidiaries. The ability of the Community Banking Subsidiaries to pay dividends to the Company is restricted by applicable regulatory requirements. See "ITEM 1 -- BUSINESS -- Supervision and Regulation."


ITEM 6.  SELECTED FINANCIAL DATA

                                                   Year Ended December 31,
                                     2000        1999       1998       1997       1996
                                    ------------------------------------------------------
                                        Dollars in Thousands, Except Per Share Amounts
SELECTED INCOME STATEMENT DATA:

     Total interest income          $ 47,039   $ 40,290   $ 34,613   $ 28,703   $ 24,465

     Total interest expense           22,303     17,697     15,950     13,191     11,236

     Net Interest income              24,736     22,593     18,663     15,512     13,229

     Provision for loan losses         1,621      1,637      1,165        936        757

     Non bank subsidiary income        8,915      6,720      9,043      8,820      5,559

     Other income                      5,678      4,790      4,338      3,599      2,833

     Other expenses                   27,085     23,831     20,402     18,724     14,950

     Net income                        7,622      6,076      7,032      5,647      4,044


     Diluted earnings per share         3.46       2.80       3.20       2.60       1.93


     Cash dividends per share           0.18       0.15       0.15       0.14       0.14

SELECTED BALANCE SHEET DATA:


     Total assets                   $590,323   $516,150   $460,593   $377,080   $315,579

     Total deposits                  507,495    444,056    405,283    335,545    278,709

     Other borrowings                 10,844     16,054      5,808        462        616

     Redeemable common stock held
          by ESOP                     15,088     13,982     14,254     10,622      6,177

     Shareholders' equity             38,249     30,820     26,291     23,119     21,083

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following is a discussion and analysis of the Company's financial condition at December 31, 2000 and the results of operations for the three year period ended December 31, 2000. The purpose of the discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

         BALANCE SHEET REVIEW. We experienced significant growth during 2000. For the year ended December 31, 2000, consolidated total assets grew $74.2 million, or 14.37%, up from 1999 growth of $55.6 million or 12.06%. During 2000, the Company's average assets were $546.4 million, compared with $494.7 million during 1999. This represents a 10.45% increase in average total assets during 2000 compared with a 18.19% increase during 1999.

         Our total earning assets, which include investment securities, loans, Federal funds sold, and interest-bearing deposits in banks increased $62.7 million or 13.60% during 2000. During 1999, earning assets increased $50.2 million, or 12.21%. Average earning assets for 2000 were $498.0 million, an increase of 12.34% over average earning assets in 1999 which were $443.3 million or an increase of 19.38% over 1998.

         Our total investments increased by $11.2 million or 13.79% over 1999. Average investments were $88.4 million for 2000, a 11.13% increase over average investments for 1999. This increase occurred mainly in the available for sale portfolio.

         Our total loans grew by $42.1 million during 2000 for an increase of 11.16% over 1999. During 2000 average loans were $395.2 million or an increase of 12.82% over 1999 compared to an increase during 1999 of 22.56% to $350.3 million. The increase in loans is primarily the result of continued loan growth in the Company's existing markets.

          Federal funds sold increased by $9.2 million or 312.4% from year-end 1999 to 2000. Average Federal funds for 2000 were $14.1 million or an 8.01% increase. During 1999, average Federal funds sold increased by $3.6 million or 37.73% as compared to 1998.

         The growth in total assets for the year ended December 31, 2000 was funded mainly by growth in deposits. Consolidated deposits grew $63.4 million or 14.29% in 2000 as compared to $38.8 million or 9.57% in 1999. Deposit growth was concentrated in time deposits. We experienced a 2.32% increase in interest bearing demand with an 18.45% growth in noninterest-bearing demand and a 5.33% growth in savings. We repaid $5 million to the Federal Home Loan Bank to reduce the $15 million outstanding in 1999.

          As shown in Table 2 of the Selected Statistical Data, the average yields on interest earning assets and interest bearing liabilities showed an increase from 1999 to 2000 due to increases in interest rates during the year. The net interest spread decreased by 24 basis points from 1999 to 2000, and the net interest margin decreased by 13 basis points from 1999 to 2000.

         At December 31, 2000, the Company reported net unrealized losses of approximately $84,000 in the securities available for sale portfolio as compared to net unrealized losses of approximately $2,212,000 at December 31, 1999. Net unrealized gains (losses) represent the difference in the amortized cost of those securities compared to the fair value at those dates and are included in shareholders' equity, net of the tax effect. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run. In 2000, we sold $1.2 million of securities classified as available for sale, realizing net losses of $2,350 on a consolidated basis. The Company had no sales of securities during 1999. The held to maturity securities portfolio included net unrealized gains of approximately $790,000 at December 31, 2000 compared to net unrealized losses of $590,000 in 1999. Table 4 of the Selected Statistical Data summarizes the combined investment portfolios by types of securities. U.S. Treasury and other U.S. Government agencies and corporations represent 39.53% of the total portfolio, which typically provide reasonable returns with limited risk. The remaining portfolio is comprised of municipal securities, mortgage-backed securities, and equity securities, which provide, in general, higher returns on a tax equivalent basis, with greater risk elements. Management regularly monitors the Company's investment portfolios and utilizes forecasting models to project the Company's net interest margin in various rising, flat, and falling interest-rate scenarios. In a changing interest rate environment, management would act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for the effect of inflation on interest rates, inflation does not have a material impact on the Company due to variability and short-term maturities of its earning assets repriced or matured within one year.

         LIQUIDITY AND CAPITAL RESOURCES. The liquidity and capital resources of the Company and the Community Banking Subsidiaries are monitored by management and on a periodic basis by state and federal regulatory authorities. The individual Community Banking Subsidiaries' liquidity ratios at December 31, 2000 were considered satisfactory under their own guidelines as well as regulatory guidelines. At that date, the Community Banking Subsidiaries' short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

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

         Cash flows for the Company are of three major types. Cash flows from operating activities consist primarily of interest and fees received on loans, interest received on investment securities, Federal funds sold, and interest bearing deposits less cash paid for interest and operating expenses. Investing activities use cash for the purchase of interest-bearing deposits, investment securities, fixed assets and to fund loans. Investing activities also generate cash from the proceeds of matured interest-bearing deposits, matured investment securities, sales of investment securities, loan repayments and principal prepayments of securities. Cash flows from financing activities generate cash from a net increase in deposit accounts, increases in other borrowed funds and the issuance of common stock. Financing activities use cash for the payment of cash dividends and the repayment of other borrowed funds.

         At December 31, 2000, the Company's and Community Banking Subsidiaries' capital ratios were considered adequate based on minimum capital requirements of the Federal Reserve and the FDIC and applicable state regulatory agencies. During 2000, the Company increased capital by retaining net earnings of $7.2 million and the issuance of $30,000 in common stock compared to an increase in 1999 of $5.7 million in retained net earnings and the issuance of $89,000 in common stock. Management believes that the liquidity and capital ratios of the Company and the Community Banking Subsidiaries are adequate based on regulatory requirements.

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

         For a tabular presentation of the Community Banking Subsidiaries' capital ratios at December 31, 2000 see "SUPERVISION AND REGULATION".

         The Company is not aware of any other trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. The Company is not aware of any current recommendations by the regulatory authorities, which if they were implemented, would have such an effect.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         NET INTEREST INCOME. The Company's results of operations are influenced by management's ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The Company's net interest income increased by $2.1 million for the year ended December 31, 2000 as compared to an increase of $3.9 million for the same period in 1999. The increase in net interest income is attributable to increases in earning assets, particularly loans, as well as, the increase in rates during 2000. The yield on interest-earning assets increased 36 basis points in 2000 from 1999, while the yield on interest earning liabilities increased by 60 basis points. The increase in average interest earning assets of $54.7 million, net of the increase in average interest-bearing liabilities of $44.4 million, accounts for the 9.48% increase in net interest income. Net interest income increased for all Community Banking Subsidiaries.

         The 24 basis point decrease in the net interest spread in Table 2 is due to the cost of interest bearing liabilities increasing faster than the yields on earning assets which is primarily due to competition in the local markets. Net interest income for 1999 increased $3.9 million over 1998. The increase was also mainly attributable to growth in earning assets as shown in Table 1.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 2000 decreased by $16,000 from $1,637,000 at December 31, 1999 to $1,621,000 at December 31, 2000. In 1999 the provision increased $472,000 from the December 31, 1998 level of $1,165,000. The provision for loan losses will fluctuate as the volume of loans changes and credit quality is evaluated. Management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. The guaranteed portion of small business loans generated by the loan production office are subsequently sold. Because most loans retained by the loan production office consist of the portion of SBA loans that are not guaranteed and are out-of market, these loans require additional allowances due to the greater risk of loss in the event of default. These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Community Banking Subsidiaries.

         As shown in Table 8 of the Selected Statistical Data, nonaccrual and restructured loans decreased $698,000 from December 31, 1999 compared to a $894,000 increase over 1998. Delinquent and nonaccrual loans will fluctuate depending on economic conditions, which effect not only conventional loans but also the SBA loans. Management has reviewed these loans and determined that the likelihood of any loss of principal is minimal because the loans are adequately collateralized. The ratio of the allowance for loan losses to nonaccrual and restructured loans increased from 220% at December 31, 1999 to 334% at December 31, 2000.

         The allowances for loan losses as a percentage of total loans outstanding at December 31, 2000 and 1999 was 1.51% both years. Net charge-offs in 2000 were $997,000, an increase of $180,000 from $817,000 in 1999, and the net charge-off ratio increased from .23 in 1999 to .25 in 2000. Based on management's evaluation of the loan portfolio, including a review of past loan losses, current conditions which may affect borrowers' ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

         OTHER INCOME. Other income consists of non-interest income from operations of the Community Banking Subsidiaries and income from Financial Supermarkets. Traditional non-interest income of the Community Banking Subsidiaries accounts for 38.9%, or $5.7 million of total other income for 2000, 41.6% in 1999, and 32.4% in 1998. The majority of the increase in other income of the Community Banking Subsidiaries is related to the continued growth in deposits. Service charges on deposit accounts increased by $660,000 and $337,000, respectively, for the years ended December 31, 2000 and 1999.Fees vary with the number of accounts and increases in charges associated with deposit accounts. Average demand deposit and savings accounts decreased 1.14% in 2000 compared to 23.2% increase in 1999 over 1998. Included in other income of the Community Banking Subsidiaries are gains on sale of loans recognized by Community of $358,000 and $319,000 for 2000 and 1999, respectively. This represents a decrease from 1999 of $39,000.

 The allocation of services as a percentage of total income for Financial Supermarkets is shown below:

                    FINANCIAL SUPERMARKETS

         Consulting Services provided for Supermarket
         bank installation and opening                       52%
         Supermarket consulting and ancillary services       45
         Other Miscellaneous Consulting Services              3
                                                            ---
                                                            100%

         The primary business of Financial Supermarkets is services offered in connection with the establishment and operation of Supermarket Bank(R) service centers. In 2000, Financial Supermarkets had net consulting revenue of $6.2 million compared to $3.9 million in 1999, a decrease of $2.2 million or 57% . The decrease in net consulting revenues in 1999 over 1998 was $2.5 million, or 39%.

         The Company has had in increase in installations of supermarket bank units during 2000 as compared to 1999. This increase is primarily due to the increase in activity associated with FSI's agreement with the Canadian Imperial Bank of Commerce ("CIBC") to establish banking pavilions in Florida. Management anticipates the level of activity associated with pavilion installations for CIBC to continue for the foreseeable future.

         NON-INTEREST EXPENSE. Other expenses increased for the year ended December 31, 2000 by $3.3 million compared to the $3.4 million increase in 1999. This represented a 13.65% increase in expenses for 2000 and 16.81% increase in 1999. Salaries and benefits increased $2,049,000 or 16.60% in 2000 over 1999 due primarily to the staffing of new branches and general growth of the Company. This compares to an increase of $1,669,000 or 15.63 % in 1999 over 1998. Salaries and benefits continue to increase as a result of the growth in the banking subsidiaries as well as incentive pay associated with FSI. For the years ended 2000, 1999, and 1998 the Company had total employees (F.T.E.) of 357, 313, and 282, respectively. Other expenses increased by 1.0 million in 2000 and 1.0 million in 1999 primarily due to growth of the banking subsidiaries, increased costs associated with day-to-day operations and increased activity of FSI.

         Equipment and occupancy expenses increased by $231,000 or 5.88% in 2000 over 1999 and $781,000 or 24.82% in 1999 over 1998. The growth is due to the increased number of facilities operated by the Community banking subsidiaries as well as additions of computer equipment necessary to operate the Company. The Company operated 33, 29 and 26 locations at the year-end 2000, 1999, and 1998, respectively. As 2000 closed, preparations were being made to open 4 additional facilities during 2001. Management expects these locations to add to the continued growth and profitability of the Company.

                                               Other Expenses
                                            --------------------  Increase/
                                              2000       1999     (Decrease)
                                            -------------------------------
                                                  (Dollars in Thousands)
The Company

              Salaries and benefits          $14,395    $12,346     $2,048
              Equipment expenses               2,564      2,542         22
              Occupancy expenses               1,595      1,386        209
              Data processing expenses           833        886       (53)
              Travel expenses                    906        678        228
              Office supply expenses             612        623       (11)
              Other operating expenses         6,181      5,371        811

                                              ------    -------     ------

                                              $27,086   $23,832     $3,254
                                              =======   =======     ======


         INCOME TAXES. The Company incurred income tax expenses of $3.0 million in 2000 which represented an effective tax rate of 28%, compared to tax expense of $2.6 million in 1999, or an effective tax rate of 30%. Income tax expense decreased $886,000 from 1998 to $2.6 million in 1999. The effective tax rate for December 31, 1998 was 33%. The Company's effective tax rate is primarily dependent on the level of tax exempt interest on bonds.

         NET INCOME. The Company's net income for 2000 was $7.6 million, as compared to $6.1 million in 1999, an increase of 25.44%. The increase in net income between 2000 and 1999 is primarily attributable to the increase in net interest income, as well as, an increase in non-bank subsidiary income. Net income for 1999 decreased to $6.1 million or 14% over 1998's net income of $7.0 million.

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

         At December 31, 2000, the Company's cumulative one year interest rate sensitivity gap ratio was 119%. The Company was cumulatively within its targeted range of 80% to 120% for all time horizons.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                               Community Bankshares, Inc.
                                                Consolidated Gap Report


                                                      After       After
                                                      Three        One
                                                      Month      Year but
                                          Within       But        Within        After
                                          Three       Within       Five         Five
                                          Months     One Year      Years        Years        Total
                                                   (Dollars in
                                                    Thousands)

Interest earning assets:

     Interest-bearing deposits               453            -           -           -           453
     Federal funds sold                   12,125            -           -           -        12,125
     Investment securities                 2,215        4,170      28,302      57,575        92,262
     Loans                               148,388       94,283     162,735      13,514       418,920
                                     -------------------------------------------------  ------------
                                         163,181       98,453     191,037      71,089      523,7605
                                     -------------------------------------------------  ------------

Interest-bearing liabilities:
     Interest-bearing demand             101,486            -           -           -       101,486
     Savings                              21,913            -           -           -        21,913
     Time deposits, $100,000
          and over                        23,222       49,254      30,366           -       102,842
     Time deposits, less than
          $100,000                        45,243      105,731      52,302          18       203,294
     Other borrowings                        844                               10,000        10,844
                                     -------------------------------------------------  ------------
                                         192,708      154,985      82,668      10,018       440,379
                                     -------------------------------------------------  ------------

Interest rate sensitivity
     Gap                                (29,527)     (56,532)     108,369      61,071        83,381
                                     -------------------------------------------------  ------------

Cumulative interest rate
     Sensitivity gap                    (29,527)     (86,059)      22,310      83,381
                                     -------------------------------------------------

Interest rate sensitivity
     Gap                                    0.85         0.64        2.31        7.10
                                     -------------------------------------------------

Cumulative interest rate
     Sensitivity gap                        0.85         0.75        1.05        1.19
                                     -------------------------------------------------

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

         The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities, which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

         The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 5% in net interest income and a 12% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 5% decrease in net interest income and a 12% increase in market value equity for a 200 basis point decrease in rates. The Company's policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes .


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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1  Average Balances

The condensed average balance sheets for the periods indicated are presented below.(1)

                                                                 2000             1999          1998
                                                              -----------------------------------------
                              ASSETS

Cash and due from banks                                          25,402           28,757        25,330
Interest-bearing deposits in banks                                  336              390           747
Taxable securities                                               43,090           48,378        42,262
Nontaxable securities                                            45,270           31,134        32,991
Unrealized gains (losses) on securities
     Available for sale                                         (1,790)            (645)           200
Federal Funds Sold                                               14,125           13,077         9,495
Loans (2)(3)                                                    395,169          350,278       285,809
Allowance for loan losses                                       (6,043)          (5,287)       (4,382)
Other assets                                                     30,805           28,605        26,098
                                                               ----------------------------------------

                                                                546,364          494,687       418,550
                                                               ----------------------------------------

Total interest-earning assets                                   497,990          443,257       371,304
                                                               ----------------------------------------

               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                                  66,760           66,719        52,966
     Interest-bearing demand                                    100,094          102,770        83,422
     Savings                                                     22,506           21,540        18,672
     Time                                                       283,816          242,434       217,831
                                                              -----------------------------------------

          Total deposits                                        473,176          433,463       372,891

Other borrowings                                                 15,001           10,271         1,699
Other liabilities                                                11,862            8,181         6,633
                                                              -----------------------------------------

          Total liabilities                                     500,039          451,915       381,223
                                                              -----------------------------------------

Shareholders' equity (4)                                         46,325           42,772        37,327
                                                              -----------------------------------------

                                                                546,346          494,687       418,550
                                                              -----------------------------------------

Total interest-bearing liabilities                              421,417          377,015       321,624
                                                              -----------------------------------------

(1) Average balances calculated using daily averages during 2000 and using month-end balances during 1999 and 1998
(2)  Includes non-accrual loans
(3)  Loans are net of unearned fees
(4) Unrealized gains & losses on securities available for sale, net of tax are included in equity

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

                                                            Year Ended December 31,
                                                 2000                 1999                 1998

                                                       Average              Average              Average
                                          Interest      Rate    Interest     Rate   Interest      Rate
INTEREST INCOME:
     Interest and fees on loans             41,189     10.42%    35,040     10.00%    29,767     10.41%
     Interest on taxable securities          2,831      6.57%     2,378      4.92%     2,565      6.07%
     Interest on nontaxable securities       2,162      4.78%     1,995      6.41%     1,710      5.18%
     Interest on Federal Funds sold            842      5.96%       858      6.56%       535      5.63%
     Interest on deposits in banks              15      4.46%        19      4.87%        36      4.82%
                                          --------             --------             --------

          Total interest income             47,039      9.45%    40,290      9.09%    34,613      9.32%
                                          --------             --------             --------

INTEREST EXPENSE:
     Interest expense on interest-bearing
          demand deposits                    3,022      3.02%     2,764      2.69%     2,511      3.01%
     Interest on savings deposits              600      2.67%       566      2.63%       516      2.76%
     Interest on time deposits              17,819      6.28%    13,838      5.71%    12,812      5.88%
     Interest on other borrowings              862      5.74%       529      5.15%       111      6.53%

          Total interest expense            22,303      5.29%    17,697      4.69%    15,950      4.96%
                                          --------             --------             --------

NET INTEREST INCOME                         24,736               22,593               18,663
                                          --------             --------             --------

     Net interest spread                                4.16%                4.40%                4.36%
     Net yield on average
          Interest-earning assets                       4.97%                5.10%                5.03%


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


                                                                       Year Ended December 31,
                                                                             2000 vs. 1999
                                                                            Changes Due to:
                                                                                                 Increase
                                                                  Rate           Volume          (decrease)
                                                               ----------------------------------------------
                                                                        (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                   1,516           4,633            6,149
     Interest on taxable securities                                 734           (281)              453
     Interest on nontaxable securities                            (591)             758              167
     Interest on Federal Funds sold                                (82)              66             (16)
     Interest on deposits in banks                                  (2)             (2)              (4)
                                                                -----------------------------------------
          Total interest income                                   1,575           5,174            6,749
                                                                -----------------------------------------

     Expense from interest-bearing liabilities:
     Interest expense on interest-bearing deposits                  332            (74)              258
     Interest on savings deposits                                     8              26               34
     Interest on time deposits                                    1,470           2,511            3,981
     Interest on other borrowings                                    67             266              333
                                                                -----------------------------------------
          Total interest expense                                  1,877           2,729            4,606
                                                                -----------------------------------------
          Net interest income                                     (302)           2,445            2,143
                                                                -----------------------------------------

                                                                        Year Ended December 31,
                                                                              1999 vs. 1998
                                                                             Changes Due to:
                                                                                                 Increase
                                                                  Rate           Volume          (decrease)
                                                               ----------------------------------------------
                                                                          (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                 (1,216)           6,489            5,273
     Interest on taxable securities                               (528)             341            (187)
     Interest on nontaxable securities                              386           (101)              285
     Interest on Federal Funds sold                                  98             225              323
     Interest on deposits in banks                                    0            (17)             (17)

                                                                -----------------------------------------
          Total interest income                                 (1,260)           6,937            5,677
                                                                -----------------------------------------

     Expense from interest-bearing liabilities:
     Interest expense on interest-bearing deposits                (286)             539              253
     Interest on savings deposits                                  (26)              76               50
     Interest on time deposits                                    (380)           1,406            1,026
     Interest on other borrowings                                  (29)             447              418
                                                                -----------------------------------------
          Total interest expense                                  (721)           2,468            1,747
                                                                -----------------------------------------

          Net interest income                                     (539)           4,469            3,930
                                                                -----------------------------------------

                              INVESTMENT PORTFOLIO

TABLE 4  TYPES OF INVESTMENTS


The carrying amounts of securities at the dates indicated are summarized as follows: <F1>

                                                                    December 31,
                                                        2000            1999            1998
                                                 --------------------------------------------
                                                              (Dollars in Thousands)
U. S. Treasury and other U. S. Government
          Agencies and corporations                  $36,473         $30,708         $25,987
Municipal securities                                  46,234          39,865          36,753
Mortgage-backed securities                             7,668           8,785           8,979
Equity securities                                      1,887           1,725           1,721
                                                 --------------------------------------------
                                                     $92,262         $81,083         $73,440
                                                 --------------------------------------------

<F1>     Securities include "held to maturity" securities carried at amortized cost and "available-for-sale" securities carried at fair value.


         The Community Banking Subsidiaries' mortgage-backed portfolio consists of thirty-four U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans may have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely effecting the yield to maturity. In an increasing interest rate, the Community Banking Subsidiaries may have an obligation yielding a return less than the current yields on securities. However, because the majority of these in mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are somewhat mitigated.


TABLE 5  MATURITIES OF INVESTMENTS

         The amounts of securities in each category as of December 31, 2000 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.

                             U. S. Treasury and Other
                            U. S. Government agencies
                               and corporations (3)        Municipal securities (2)     Other Securities (4)
                                Amount        Yield (1)     Amount       Yield (1)      Amount        Yield (1)
                         ------------------------------------------------------------------------------------
One year or less                 4,002         5.82%           496         5.87%         1,887         7.00%

After one year
     Through five years         23,443         5.96%         4,859         4.46%             -             -

After five years
     Through ten years          12,092         5.20%        11,053         4.90%             -             -

After ten years                  4,604         6.51%        29,826         5.04%             -             -
                                ------                      ------                       -----

          Total                 44,141         5.80%        46,234         4.96%         1,887         7.00%
                                ------                      ------                       -----


(1) Yields were computed using book value, coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2) Yields on municipal securities have not been computed on a tax equivalent basis.

(3) The above schedule includes mortgage-backed securities based on their contractual maturity date. In practice, cash flow in these securities is significantly faster than their stated maturity schedules.

(4) Other securities consists of equity securities and are included in the under one year maturity range because the securities have no contractual maturity date.

LOAN PORTFOLIO

TABLE 6  Types of Loans

         The amount of loans outstanding at the indicated dates are in the following table according to the type of loan.

                                                                     December 31,
                                          2000            1999           1998            1997            1996
                                      --------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Commercial, financial
     and agricultural (1)               $203,799        $206,505       $161,572        $118,376        $102,231
Real estate-construction                  28,120          24,208         21,327          21,234           9,506
Real estate-mortgage                     129,750          93,063         82,413          69,541          57,566
Consumer and other (2)                    57,251          53,093         48,825          36,070          36,483
                                      --------------------------------------------------------------------------
                                        $418,920        $376,869       $314,137        $245,221        $205,786
Less allowance for loan losses            (6,307)         (5,683)        (4,863)         (4,024)         (3,592)
                                      --------------------------------------------------------------------------
          Net loans                     $412,613        $371,186       $309,274        $241,197        $202,194
                                      --------------------------------------------------------------------------

(1) Commercial, financial and agricultural loans include loans held for sale which are disclosed separately in the consolidated balance sheets.

(2)      Amounts are disclosed net of unearned loan income.

         See "Business Description of the Community Banking- Loans" for a description of the composition of each loan, the underwriting criteria and risks that are unique to each.


TABLE 7  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 2000 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years.

                                                           December 31, 2000
                                                          (Dollars in Thousands)
                                                                  (1)
Maturity:
   One year or less:
          Commercial, financial and agricultural                $110,238
          Real estate-construction                                26,134
          All other loans                                         56,573
                                                              ----------
                                                                $192,945
                                                              ----------
   After one year through five years:
          Commercial, financial and agricultural                 $82,428
          Real estate-construction                                 1,418
          All other loans                                         93,639
                                                              ----------
                                                                $177,485
                                                              ----------
   After five years:
          Commercial, financial and agricultural                 $37,610
          Real-estate construction                                   567
          All other loans                                          9,302
                                                              ----------
                                                                 $47,479
                                                              ----------

                                                                $417,909
                                                              ==========

(1)      Does not include loans held for sale.


         The following table summarizes loans at December 31, 2000 with due dates after one year which have predetermined and floating or adjustable interest rates.

                                                           December 31, 2000
                                                          (Dollars in Thousands)
          Predetermined interest rates                          $176,249
          Floating or adjustable interest rates                   48,715
                                                              -----------
                                                                $224,964
                                                              -----------

         Records were not available to present the above information in each loan category listed in the first paragraph above and could not be reconstructed without undue burden and cost to the Company.

TABLE 8  Nonaccrual, Past Due and Restructured Loans

         Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

                                                                                    December 31,
                                                            2000          1999          1998          1997          1996
                                                         ----------------------------------------------------------------
                                                                               (Dollars in Thousands)
Nonaccrual loans                                          $1,143        $1,743        $1,119          $714        $1,119

Loans contractually past due ninety days
     or more as to interest or principal
     Payments and still accruing                           1,281         1,572           706           533           445

Loans, the terms of which have been Renegotiated
     to provide a reduction or deferral of interest
     or principal because of deterioration in the
     financial position of the borrower                      744           842           572           704           620

Loans, now current about which there are serious
     doubts as to the ability of the borrower to
     comply with present loan repayment terms                 -             -             -             -             -


         The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 2000 is as follows:



                                                                          December 31, 2000
Interest income that would have been recorded on nonaccrual
     and restructured loans under original terms                                 $160
                                                                               -------

Interest income that was recorded on nonaccrual and restructured loans            $38
                                                                               -------

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

COMMITMENTS AND LINES OF CREDIT

         The Community Banking Subsidiaries will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2000 and 1999 were $31,894,087 and $30,544,552, respectively.
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

                                                                         December 31,
                                                 2000          1999          1998          1997         1996
                                              ------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Average amount of loans outstanding            $395,169      $350,278      $285,809      $223,170      $191,180
                                              ------------------------------------------------------------------

Balance of allowance for loan losses
     at beginning of year                        $5,683        $4,863        $4,024        $3,592        $3,060
                                              ------------------------------------------------------------------

Loans charged off
     Commercial                                  ($461)        ($423)         ($97)        ($136)        ($118)
     Real estate mortgage                             -          (23)           (7)          (35)             -
     Consumer                                     (693)         (632)         (391)         (424)         (211)
                                              ------------------------------------------------------------------
                                               ($1,154)      ($1,078)        ($495)        ($595)        ($329)
                                              ------------------------------------------------------------------

Loans recovered
     Commercial                                     $16           $45           $20           $11            $5
     Real estate mortgage                             -             4            19            28            35
     Consumer                                       141           212           130            52            64
                                              ------------------------------------------------------------------
                                                   $157          $261          $169           $91          $104
                                              ------------------------------------------------------------------

Net charge-offs                                  ($997)        ($817)        ($326)        ($504)        ($225)
                                              ------------------------------------------------------------------

Additions to allowance charged
     to operating expense during year            $1,621        $1,637        $1,165          $936          $757
                                              ------------------------------------------------------------------

Balance of allowance for loan losses
     at end of year                              $6,307        $5,683        $4,863        $4,024        $3,592
                                              ------------------------------------------------------------------

Ratio of net loans charged off during
     the year to average loans outstanding        0.25%         0.23%         0.11%         0.23%         0.12%
                                              ------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

         The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was $6,307,000 at December 31, 2000, representing 1.51% of total loans, compared with $5,683,000 at December 31, 1999, which represented 1.51% of total loans. The allowance for loan losses is reviewed regularly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 2000.

         Historically, management has not allocated the Company's allowance for loan losses to specific categories of loans. However, based on management's best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 2000, 1999, 1998, 1997 and 1996 is summarized below:

                                                        December 31,
                            2000            1999            1998          1997          1996
                          --------------------------------------------------------------------
                                                  (Dollars in Thousands)
Commercial                 $2,523          $2,671          $2,160        $1,850        $1,830
Real estate                   630             568             270           230           105
Consumer                    3,154           2,444           2,433         1,944         1,657
                          --------------------------------------------------------------------
                           $6,307          $5,683          $4,863        $4,024        $3,592
                          --------------------------------------------------------------------

                                    Percent of loans in Each Category of Total Loans

                                                         December 31,
                             2000            1999            1998          1997          1996
                          --------------------------------------------------------------------
                                              (Dollars in Thousands)
Commercial                    48%             55%             51%           49%           50%
Real estate                   38%             31%             33%           35%           33%
Consumer                      14%             14%             16%           16%           17%
                          --------------------------------------------------------------------
                             100%            100%            100%          100%          100%
                          --------------------------------------------------------------------

DEPOSITS

TABLE 10

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. <F1>

                                                          Year Ended December 31,
                                                2000                1999                 1998
                                                    Average              Average              Average
                                        Balance     Interest   Balance  Interest   Balance    Interest
                                                      Rate                Rate                  Rate
                                       ----------------------------------------------------------------
Noninterest-bearing demand               $66,760               $66,719              $52,966         -
Interest-bearing demand deposits         100,094     3.02%     102,770     2.69%     83,422     3.01%
Savings deposits                          22,506     2.67%      21,540     2.63%     18,672     2.76%
Time deposits                            283,816     6.28%     242,434     5.71%    217,831     5.88%
                                       ---------              --------             --------
          Total deposits                $473,176              $433,463             $372,891
                                       ---------              --------             --------

<F1>   Average balances were determined using daily averages during 2000 and using month-end balances during1999 and 1998 for each category.


         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

                                                December 31, 2000
                                             (Dollars in Thousands)

Three months or less                                 $23,222
Over three through six months                         14,942
Over six through twelve months                        34,312
Over twelve months                                    30,366

                                                 ------------
                                                    $102,842
                                                 ------------

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

TABLE 11

         The following rate of return information for the years is presented below.
                                            Year Ended December 31,
                                     2000           1999            1998
                                  ---------------------------------------

Return on assets (1)                1.40%          1.23%           1.68%
Return on equity (2)               16.45%         14.21%          18.84%
Dividend payout ratio (3)           5.16%          5.36%           4.63%
Equity to assets ratio (4)          8.48%          8.65%           8.92%


(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by basic earnings per share.
(4)      Average equity divided by average total assets.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a brief description, as of December 31, 2000, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

  Steven C. Adams (52)       Mr. Adams has been an attorney with the firm of
                             Adams, Ellard & Frankum, P.C. since 1973 and
                             President of Chatham Transport Company, a trucking company, since 1994. He has been a director of the Company, Community, and Financial Supermarkets since 1990. He was named a director of Financial
                             Properties, Inc. in 1998.

  Edwin B. Burr (67)         Mr. Burr has served as a director of the Company
                             since April of 1995 and Financial Supermarkets since 1992. Mr. Burr has been President of Financial Solutions, a bank consulting firm since
                             1988.  He has been a director of Community  -
                             Alabama since 1997.

  Wesley A. Dodd, Jr.        Mr. Dodd has been Executive Vice President of the
  (36)                       Company, Community and Financial Properties since
                             April 2000.

  Annette R. Fricks (56)     Mrs. Fricks has been an Executive Vice President
                             and Corporate Secretary of the Company and Community since 1992 and 1996, respectively, and has also served as Corporate Secretary of Financial
                             Supermarkets since 1984. She was named the Executive Vice President and Corporate Secretary for Financial Properties in 1998.

  Charles M. Miller (59)     Mr. Miller has served as an Executive Vice
                             President of Company, the President and Chief
                             Operating Officer and director of Community and the
                             Executive Vice President and director of Financial
                             Supermarkets since 1990.  Mr. Miller has served as
                             a director of Community - Troup since November
                             1995.   He was named a director of Financial
                             Properties in 1998.

 Harry L. Stephens (54)     Mr. Stephens has been an Executive Vice President
                            and the Chief Financial Officer of the Company and Community since 1992 and has served as Senior Vice
                            President and Treasurer of Financial Supermarkets since 1986. He was named Senior Vice President and
                            Treasurer of Financial Properties, Inc. in 1998.

 H. Calvin Stovall,         Mr. Stovall, who is retired, was the President and
   Jr. (85)                 treasurer of Stovall Tractor Company, a retail farm
                            equipment dealer, from 1948 until November 1995.
                            He served as the Chairman of the Company's Board of Directors 1981-1998 and was named Chairman Emeritus in 1998. Mr. Stovall has also served as a director of Community, Financial Supermarkets and Community
                            - Troup since 1963, 1984 and November 1994, respectively. He was also named a director of Financial Properties, Inc. in 1998.

 Dean C. Swanson (69)       Mr. Swanson was President of the Standard Group, a
                            telecommunications company until January 1999. He is a director of Independent Telecommunications
                            Network. Mr. Swanson has served as a director of the Company, Community and Financial Supermarkets since 1981, 1972, and 1984, respectively. He was named a director of Financial Properties, Inc. in 1998.

 Dr. A. Dan Windham         Mr. Windham is a physician at Habersham County
 (63)                       Medical Center.  Mr. Windham has served as a
                            Director of Community since 1996
                            and was elected to the Company's
                            Board of Directors in February
                            2001.

 George D. Telford (80)     Mr. Telford is a retired bank executive and has
                            served as a director of the Company and Community since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993. He was named a director of Financial Properties, Inc. in 1998.

 J. Alton Wingate (61)      Mr. Wingate has served as a director and the
                            President and Chief Executive Officer of the
                            Company, Community and Financial Supermarkets since
                            1981, 1977 and 1984, respectively.  Mr. Wingate was
                            named Chairman of the Board in 1998.   He has also
                            been the Chairman of the Board of Directors and a director of Community - Alabama, and Community -
                            Troup since 1990, and November 1994, respectively.
                            He was named President and Chief Executive Officer of Financial Properties, Inc. in 1998. Mr. Wingate has been Chairman and Chief Executive Officer of Community since 1996 and has been Chairman, President, and Chief Executive Officer of Financial
                            Supermarkets since 1984.

 Lois M. Wood-Schroyer (62) Ms. Wood-Schroyer is the Chairman, Chief Executive
                            Officer, Director, and President of Woods Furniture Co. Ms. Wood-Schroyer has served as a Director of Community since 1990 and was elected to the Company's Board of Directors in 1999.


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


                                      Summary Compensation Table
 -------------------------------------------------------------------------------------------------
                      Annual Compensation                              Long-Term Compensation
 ------------------------------------------------------------    ---------------------------------
                                                                    Securities
      Name and                                                      Underlying      All Other
  Principal Position      Year     Salary$ (1)    Bonus (2)        Options/SARS   Compensation
                                                                        (#)
  J. Alton Wingate        2000     349,200        880,048 (3)                        42,923 (4)
 President and Chief      1999     347,950      1,222,960 (3)                        41,966
  Executive Officer       1998     245,500      1,360,258 (3)            --          30,499

  Charles M. Miller       2000     146,800         35,000                --          29,255 (5)
   Executive Vice         1999     145,600         35,000                --          27,512
      President           1998     145,600         30,000                --          23,512

  Harry L. Stephens       2000     109,639         52,500                --          25,059 (6)
   Executive Vice         1999     105,960         52,500                --          22,658
 President and Chief      1998      98,000         52,500                --          20,816
  Financial Officer

  Annette R. Fricks       2000     107,139         67,500                            25,354 (7)
   Executive Vice         1999      99,460         62,500                            21,096
    President and         1998      88,000         57,500                --          17,844
  Corporate Secretary

  Wesley A. Dodd, Jr.     2000      87,116         42,000                --          20,283 (8)
   Executive Vice         1999      82,769         40,000                --          18,965
    President of          1998      78,812         32,500                --           5,681
    Corporate Finance


(1)  Includes directors' fees.

(2)  Bonuses are included in this report in the year paid.

(3)  Mr. Wingate's bonus is contractually based on the performance of Financial
     Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.

(4) Included premiums of $6,117 paid for Mr. Wingate's life insurance policies, estimated employee stock ownership plan ("ESOP") contributions of $19,000 and 401(k) matching contributions by the Company in the amount of $2,379.
     Final ESOP contributions have not yet been determined for 2000.

(5) Includes premiums of $4,384 paid for Mr. Miller's life insurance policies, estimated ESOP contributions of $18,000 and 401(k) matching contributions by the Company in the amount of $2,400. Final ESOP contributions have not yet been determined for 2000.

(6) Includes premiums of $1,464 paid for Mr. Stephens' life insurance policies, estimated ESOP contributions of $17,500 and 401(k) matching contributions by the Company in the amount of $2,378. Final ESOP contributions have not yet been determined for 2000.

(7) Includes premiums of $1,645 paid for Mrs. Fricks' life insurance policies, estimated ESOP contributions of $17,000 and 401(k) matching contributions by the Company in the amount of $2,397. Final ESOP contributions have not yet been determined for 2000.

(8) Includes premiums of $179 paid for Mr. Dodd's life insurance policies and estimated ESOP contributions of $17,000 and 401(k) matching contributions by the Company in the amount of $1,442. Final ESOP contributions have not yet been determined for 2000.

         DIRECTOR'S COMPENSATION. The Chairman Emeritus of the Company's
Board of Directors, Calvin Stovall, currently receives a fee of $2,250 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $2,000 a year for service on the Company's Board of Directors. The directors of Community, Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $11,000, $3,900, $4,800, and $6,000 per year, respectively.

         AGREEMENTS WITH OFFICERS. In 1990, Community entered into an employment agreement with Mr. Miller pursuant to which the parties agreed that Mr. Miller would serve as the President, Chief Operating Officer and General Manager of Community. The initial term of the agreement was one year, subject to successive automatic renewals of one year each unless (i) either party gives written notice at least 60 days prior to the annual renewal date of the desire to terminate, or (ii) Community terminates for cause (as defined in the agreement).

         The agreement provides for Mr. Miller to receive an annual salary of $125,000 plus certain benefits and perquisites. The agreement also entitles Mr. Miller to certain severance payments following a change of control (as defined in the agreement) of Community. Further, Mr. Miller agrees that he will not compete with or solicit certain customers from Community within Habersham or Jackson County (or any contiguous county) for a period of three years after termination of Mr. Miller's employment with Community.

         In 1987, Community and Mr. Wingate entered into a change-in-control agreement for a three year term, renewable for an additional one year period annually thereafter in the sole discretion of the compensation committee of the Board of Directors of Community. The agreement also provides for the payment of certain severance benefits to Mr. Wingate if there is a change in control (as defined in the agreement) of Community and Mr. Wingate's employment is involuntarily terminated other than for cause, disability or retirement or is voluntarily terminated as a result of a material reduction of duties, compensation or benefits or a forced relocation. Such benefits include the continuation of salary payments to Mr. Wingate for a period of 36 months from the date of termination, the payment of certain bonuses for the year in which his employment is terminated and the following two calendar years, the continuation of health and life insurance coverage and the continued participation by Mr. Wingate in all employee retirement plans.

         Aggregated Option Exercises In Last Fiscal Year And FY-End Option
Values

                                                                    Number of
                                                                    Securities           Value of
                                                                    Underlying          Unexercised
                       Shares Acquired          Value              Unexercised          In-The-Money
     Name              on Exercise (#)       Realized ($)       Options at Fiscal     Options At Fiscal
     ----              ---------------       ------------            Year-End            Year-End ($)
                                                                   (Exercisable/        (Exercisable/
                                                                   Unexercisable)      Unexercisable)
                                                                   --------------      --------------
Charles M. Miller           -0-                  -0-                  0/2,500              0/3,800
Harry L. Stephens           -0-                  -0-                6,000/2,500         185,220/3,800
Annette R. Fricks          3,000               $92,610              9,000/2,500         277,830/3,800
Wesley A. Dodd, Jr.         -0-                  -0-                  0/2,500              0/3,800


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of January 1, 2001 by (i) each of the Named Executive Officers; (ii) each of the directors of the Company; (iii) each shareholder who owns greater than five percent (5%) of the Company's securities and (iv) all executive officers and directors of the Company as a group, without naming such individuals. There were 2,181,830 shares outstanding as of that date.
Name of                               Amount of Shares              Percent
Beneficial Owner                      Beneficially Owned            Of Class
- ----------------                      ------------------            --------

Joye H. Adams                         136,720 (1)                     6.10%
Steven C.                             485,379 (2)(3)(4)(5)(6)        21.66%
Adams
Edwin B.                                1,143 (7)                      *
Burr
Elton S. Collins                      396,299 (3)(8)(16)             17.69%
Cfmmunity Bankshares, Inc.            370,539 (9)                    16.54%
  Employee Stock Ownership
  Plan and Trust
Wesley A. Dodd, Jr.                    42,595 (10)                    1.90%
Annette R. Fricks                      26,990 (19)                    1.20%

Charles M. Miller                      12,780 (11)                     *

Harry L. Stephens                      10,248 (12)                     *
H. Calvin Stovall                     166,359 (13)(14)                7.42%
Dean C. Swanson                        30,000                         1.34%
George D. Telford                      81,817                         3.65%
Dr. A. Dan Windham                      5,187                          *
J. Alton Wingate                      719,904 (2)(3)(4)(15)(17)      32.13%
Lois M. Wood-Schroyer                   3,030                          *

All executive officers and          1,105,841 (18)                  49.35%
directors as a group (12 Persons)

______________________________

* less than one percent

(1)      Mrs. Adams' address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
(2) Includes an aggregate of 48,000 shares held by the Taft Chatham Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
(3) Includes 370,539 shares held by Community Bankshares, Inc. ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
(4) Includes 19,500 shares held by Chatham Transport company with respect to which Messrs. Wingate and Adams share voting power.
(5) Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
(6)      Mr. Adam's address is 148 North Main Street, Cornelia Georgia 30531.
(7) Does not include 750 shares of Common Stock owned by Mr. Burr's wife, as to which he disclaims beneficial ownership.
(8)      Mr. Collins' address is 1851 North Elm Street, Commerce, Georgia 30329.
(9)      The address of the ESOP is 448 North Main Street, Cornelia, Georgia
         30531.
(10) Includes presently-exercisable options to acquire 2,500 shares of common stock.
(11) Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(12) Includes presently-exercisable options to acquire 8,500 shares of Common Stock.
(13)     Mr. Stovall's address is 215 Grandview Circle, Cornelia, Georgia 30531.
(14) Does not include 250 shares of Common Stock owned by Mr. Stovall's wife, as to which he disclaims beneficial ownership.
(15) Includes 16,500 shares held by the Estate of H. Milton Stewart, Sr., of which Mr. Wingate is a co-trustee and has voting and investment control.
(16) Includes presently-exercisable options to acquire 5,500 shares of Common Stock.
(17)     Mr. Wingate's address is 186 Hillcrest Heights, Cornelia, Georgia
         30531.
(18) Includes presently-exercisable options to acquire 30,500 shares of Common Stock.
(19) Includes presently-exercisable options to acquire 11,500 shares of Common Stock.


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

         (a) Financial Statements.

         The following financial statements and notes thereto of the Registrant are included in the Report:

Independent Auditor's Report on the Financial Statement

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholder's Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

         (b)  Exhibits.

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

3.1 Articles of Incorporation of the Registrant, as amended (included as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1995, previously filed with the Commission and incorporated herein by reference).

3.2 By-Laws of the Registrant (included as Exhibit 3.3 to the Registrant's Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission (the "S-4") and incorporated herein by reference).

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws as amended, which define the rights of the holders of Common Stock of the Registrant).

10.1     Incentive Stock Option Plan, as adopted August 17, 1987 (included as
         Exhibit 10.1 to the Form S-4 and incorporated herein by reference).

10.2 Employment Agreement between Charles M. Miller and Community, dated March 31, 1990(included as Exhibit 10.2 to the S-4 and incorporated herein by reference).

10.3 Agreement Regarding Change in Control between J. Alton Wingate and Community, dated August 17, 1987 (included as Exhibit 10.3 to the S-4 and incorporated herein by reference).

10.4 Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc.(included as Exhibit 10.1 to the Registrant's Form 10-QSB for the period ended March 31, 1996 and incorporated herein by reference).

10.5 Amendment to Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc. dated July 3, 1997. (included as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1997, previously filed with the Commission and incorporated herein by reference).

10.6 Termination of Master Consulting Agreement between Financial Supermarkets, Inc. and NationsBanc Services, Inc. (included as Exhibit
         10.6 to the Registrant's Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference).

10.7 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 31, 1999 (included as Exhibit
         10.7 to the Registrant's Form 10-K for the year ended December 31, 1999, previously filed with the Commission (the "1999 10-K") and incorporated herein by reference).

10.8 Community Bankshares, Inc. 1999 Stock Award Plan, as adopted December 22, 1999 (included as Exhibit 10.8 to the 1999 10-K and incorporated herein by reference).

10.9 Consulting Agreement between Canadian Imperial Bank of Commerce and Financial Supermarkets, Inc. dated March 2, 1999 (included as Exhibit
         10.9 to the Registrant's Form 10-Q for the period ended June 30, 2000, previously filed with the Commission and incorporated herein by reference).

10.10 Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated July 31, 2000.

21       List of Subsidiaries of Registrant.


         (c) No reports on Form 8-K were filed during the last quarter of 2000.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 2000

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.............................................F-2
     CONSOLIDATED STATEMENTS OF INCOME.......................................F-3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.........................F-4
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.........................F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS...........................F-6 and F-7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................F-8 to F-30

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
COMMUNITY BANKSHARES, INC.
   AND SUBSIDIARIES
CORNELIA, GEORGIA


         We have audited the accompanying consolidated balance sheets of COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




Atlanta, Georgia
January 12, 2001

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                             2000                1999
                                                                         --------------     ---------------
                               Assets
                               ------
Cash and due from banks                                                  $   38,410,247      $   31,834,329
Interest-bearing deposits in banks                                              453,464             160,751
Federal funds sold                                                           12,125,000           2,940,000
Securities available-for-sale                                                61,068,882          49,143,458
Securities held-to-maturity (fair value
   $31,983,079 and $31,349,477)                                              31,193,386          31,939,177
Loans held for sale                                                           1,011,458           1,274,927
Loans                                                                       417,908,844         375,593,370
                                                                              6,306,620           5,682,612
                                                                         --------------      --------------

Less allowance for loan losses
          Loans, net                                                        411,602,224         369,910,758

Premises and equipment                                                       14,845,332          13,443,644
Other assets                                                                 19,612,796          15,502,518
                                                                         --------------      --------------

                                                                         $  590,322,789      $  516,149,562
          Total assets                                                   ==============      ==============

                    Liabilities, Redeemable Common Stock and
                    ----------------------------------------
                              Shareholders' Equity
                              --------------------

Deposits:
    Noninterest-bearing                                                  $   77,959,985      $   65,814,563
    Interest-bearing                                                        429,534,862         378,241,441
                                                                         --------------      --------------
          Total deposits                                                    507,494,847         444,056,004
Other borrowings                                                             10,843,975          16,054,100
Other liabilities                                                            18,646,324          11,236,847
                                                                         --------------      --------------

          Total liabilities                                              $  536,985,146      $  471,346,951
                                                                         --------------      --------------

Commitments and contingencies:
Redeemable common stock held by ESOP, 370,539
    and 380,780 shares outstanding at December 31,
      2000 and 1999, respectively                                            15,088,348          13,982,242
                                                                         --------------       -------------
Shareholders' equity:
    Common stock, par value $1; 5,000,000 shares
      authorized; 2,181,830 and 2,178,830 shares
      issued and outstanding, respectively                                    2,181,830           2,178,830
    Capital surplus                                                           6,142,363           6,115,827
    Retained earnings                                                        29,975,786          23,853,170
    Accumulated other comprehensive loss                                        (50,684)         (1,327,458)
                                                                         --------------      --------------
       Total shareholders' equity                                            38,249,295          30,820,369
                                                                         --------------      --------------

       Total liabilities, redeemable common stock
         and shareholders' equity                                        $  590,322,789      $  516,149,562
                                                                         ==============      ==============


See Notes to Consolidated Financial Statements.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            2000               1999               1998
                                                      ----------------- -----------------  ------------------
Interest income
    Loans                                                $  41,189,439     $  35,040,618      $  29,767,173
    Taxable securities                                       2,830,713         2,377,935          2,564,894
    Nontaxable securities                                    2,161,814         1,994,814          1,710,141
    Deposits in banks                                           14,891            18,653             35,973
                                                         -------------     -------------      -------------
    Federal funds sold                                         841,684           858,093            534,903
                                                         -------------     -------------      -------------

       Total interest income                                47,038,541        40,290,113         34,613,084

Interest expense
    Deposits                                                21,440,685        17,167,809         15,839,093
    Other borrowings                                           862,202           529,052            111,411
                                                         -------------     -------------      -------------
       Total interest expense                               22,302,887        17,696,861         15,950,504
                                                         -------------     -------------      -------------

       Net interest income                                  24,735,654        22,593,252         18,662,580
Provision for loan losses                                    1,620,500         1,636,900          1,164,950
                                                         -------------     -------------      -------------
      Net interest income after provision for
          loan losses                                       23,115,154        20,956,352         17,497,630
                                                         -------------     -------------      -------------

Other income
    Service charges on deposits accounts                     3,524,690         2,864,632          2,527,830
    Other service charges, commissions and fees                933,462           649,378            523,438
    Trust department fees                                      100,709           112,998            112,061
    Nonbank subsidiary income                                8,915,138         6,720,159          9,043,292
    Gain on sale of loans                                      357,793           318,757            560,075
    Net realized gains (losses) on sale of
         securities available-for-sale                          (2,350)                -             78,653
    Other                                                      763,654           844,053            535,636
                                                         -------------     -------------      -------------
       Total other income                                   14,593,096        11,509,977         13,380,985
                                                         -------------     -------------      -------------

Other expenses
    Salaries and employee benefits                          14,394,565        12,345,498         10,676,957
    Equipment expenses                                       2,564,049         2,541,601          1,840,529
    Occupancy expenses                                       1,594,567         1,386,038          1,305,998
    Other operating expenses                                 8,531,866         7,558,207          6,578,930
                                                         -------------     -------------      -------------

       Total other expenses                                 27,085,047        23,831,344         20,402,414
                                                         -------------     -------------      -------------

       Income before income taxes                           10,623,203         8,634,985         10,476,201

Income tax expense                                           3,001,198         2,558,820          3,444,497
                                                         -------------     -------------      -------------

       Net income                                        $   7,622,005     $   6,076,165      $   7,031,704
                                                         -------------     -------------      -------------

Basic earnings per share                                 $        3.50     $        2.80      $        3.24
                                                         -------------     -------------      -------------

Diluted earnings per share                               $        3.46     $        2.80      $        3.20
                                                         -------------     -------------      -------------


See Notes to Consolidated Financial Statements.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000               1999              1998
                                                         --------------     --------------     --------------
Net income                                                $  7,622,005       $  6,076,165       $  7,031,704
                                                          ------------       ------------       ------------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
       available-for-sale:

    Unrealized holding gains (losses) arising
       during period, net of taxes (benefits)
       of $850,290, $(1,036,081), and $95,593,
        respectively                                         1,275,364         (1,554,050)           143,388

    Reclassification adjustment for (gains)
       losses realized in net income, net of
       taxes (benefits) of $(940), $0, and
        $31,461, respectively                                    1,410                -              (47,192)
                                                          ------------       ------------       ------------

Other comprehensive income (loss)                            1,276,774         (1,554,050)            96,196
                                                          ------------       ------------       ------------

Comprehensive income                                      $  8,898,779       $  4,522,115       $  7,127,900
                                                          ============       ============       ============


See Notes to Consolidated Financial Statements.

                      COMMUNITY BANKSHARES, INC.
                           AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                                   Accumulated
                                            Common Stock                                              Other          Total
                                       -----------------------       Capital        Retained      Comprehensive   Shareholders'
                                        Shares      Par Value        Surplus        Earnings       Income (Loss)    Equity
                                        ------      ---------        -------        --------       -------------    ------

Balance, December 31, 1997            $ 2,169,830   $  2,169,830    $ 6,036,220   $ 14,782,733    $    130,396    $ 23,119,179
  Net income                                 --             --             --        7,031,704            --         7,031,704
    Cash dividends
    declared, $.15 per
    share                                    --             --             --         (324,607)           --          (324,607)
  Adjustment for
    shares owned by ESOP                     --             --             --       (3,631,856)           --        (3,631,856)
    Other comprehensive
      income                                 --             --             --             --            96,196          96,196
                                      -----------    -----------    -----------   ------------    ------------    ------------

  Balance, December 31, 1998            2,169,830      2,169,830      6,036,220     17,857,974         226,592      26,290,616
    Net income                               --             --             --        6,076,165            --         6,076,165
    Exercise of stock
     options                                9,000          9,000         79,607           --              --            88,607
Cash dividends                               --             --             --         (352,474)           --          (352,474)
  declared, $.15 per share
Adjustment for shares                        --             --             --          271,505            --           271,505
  owned by ESOP
  Other comprehensive loss                   --             --             --             --        (1,554,050)     (1,554,050)
                                      -----------   ------------    -----------   ------------    ------------    ------------

Balance, December 31, 1999              2,178,830      2,178,830      6,115,827     23,853,170      (1,327,458)     30,820,369
Net income                                   --             --             --        7,622,005            --         7,622,005
Exercise of stock
  options                                   3,000          3,000         26,536           --              --            29,536
Cash dividends                               --             --             --         (393,283)           --          (393,283)
declared, $.18 per share
  Adjustment for
   shares owned by ESOP                      --             --             --       (1,106,106)           --        (1,106,106)
  Other comprehensive
    income                                   --             --             --             --         1,276,774       1,276,774
                                      -----------   ------------    -----------   ------------    ------------    ------------

Balance, December 31, 2000            $ 2,181,830    $ 2,181,830    $ 6,142,363   $ 29,975,786    $    (50,684)   $ 38,249,295
                                      ===========    ===========    ===========   ============    ============    ============


See Notes to Consolidated Financial Statements.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000               1999                1998
                                                   --------------     ---------------    ---------------
OPERATING ACTIVITIES
    Net income                                      $   7,622,005      $  6,076,165      $   7,031,704
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                    2,234,366         1,981,267          1,585,729
        Amortization of intangibles                       435,537           429,247            288,156
        Provision for loan losses                       1,620,500         1,636,900          1,164,950
        Provision for other real estate losses              5,000                 -             10,000
        Deferred income tax benefits                     (367,660)         (381,217)          (292,525)
        (Increase) decrease in loans held
          for sale                                        263,469          (575,429)         1,861,417
        Net (gains) losses on sale of
          securities available-for-sale                     2,350                 -            (78,653)
        Loss on disposal of premises and
          equipment                                        12,726            16,460                  -
        Net gains on sale of other real
          estate                                           (7,462)          (54,132)            (3,563)
        (Increase) decrease in interest
          receivable                                   (1,641,043)           266,634        (1,187,060)
        Increase (decrease) in interest payable         2,748,865           (655,877)        1,180,385
        Increase in taxes payable                         370,444            438,959           348,661
        (Increase) decrease in accounts
          receivable of nonbank subsidiary             (1,188,664)          (136,686)         (618,731)
        (Increase) decrease in work in process
          of nonbank subsidiary                          (837,418)           145,959          (513,252)
        Increase in accruals and payables of
          nonbank subsidiary                            3,978,464          2,303,101           325,031

        Other operating activities                     (1,062,209)          (171,219)       (1,145,989)
                                                    -------------      -------------     -------------

               Net cash provided by operating
               activities                              14,189,270         11,320,132         9,956,260
                                                    -------------      -------------     -------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale        (15,379,443)       (18,271,344)      (29,111,438)
    Proceeds from sales of securities
      available-for-sale                                1,247,650                 -         14,296,060
    Proceeds from maturities of securities
      available-for-sale                                4,331,976          9,063,010        25,811,265
    Purchases of securities held-to-maturity           (3,486,045)        (2,268,432)       (3,323,556)
    Proceeds from maturities of securities
      held-to-maturity                                  4,231,836          1,244,269         1,127,193
    Net (increase) decrease in Federal funds
      sold                                             (9,185,000)        19,950,000       (16,930,000)
    Net (increase) decrease in
      interest-bearing deposits in banks                 (292,713)           267,119           341,044
    Net increase in loans                             (44,826,318)       (63,874,282)      (71,584,937)
    Purchase of premises and equipment                 (3,686,780)        (1,978,098)       (2,931,496)
    Proceeds from sale of premises and
      equipment                                            38,000                 -                 -
    Net cash acquired in branch acquisition                     -                 -            170,667
    Proceeds from sale of other real estate             1,514,352            821,387           252,492
                                                    -------------      -------------     -------------

           Net cash used in investing
            activities                                (65,492,485)       (55,046,371)      (81,882,706)
                                                    -------------      -------------     -------------

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000             1999            1998
                                                    -------------   -------------   --------------
FINANCING ACTIVITIES
    Net increase in deposits                        $  63,438,843   $  38,773,131   $   69,738,048
    Increase (decrease) in FHLB advances              (5,000,000)      10,000,000        5,000,000
    Increase in notes payable                                   -         400,000          500,000
    Repayment of notes payable                          (210,125)       (154,100)        (154,099)
    Proceeds from the issuance of common stock             29,536          88,607                -
                                                        (379,121)       (343,072)        (318,531)
    Dividends paid                                  -------------   -------------   --------------

                                                       57,879,133      48,764,566       74,765,418
       Net cash provided by financing activities    -------------   -------------   --------------
Net increase in cash and due from banks                 6,575,918       5,038,327        2,838,972

                                                       31,834,329      26,796,002       23,957,030
Cash and due from banks at beginning of year        -------------   -------------   --------------
                                                    $  38,410,247   $  31,834,329   $   26,796,002
Cash and due from banks at end of year              -------------   -------------   --------------
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                    $  19,554,022   $  18,352,738   $   14,957,440

        Income taxes                                $   2,998,414   $   2,501,078   $    3,445,529

NONCASH TRANSACTIONS
    Principal balances of loans transferred to
       other real estate                            $   1,514,352   $     901,216   $      481,806

BRANCH ACQUISITIONS
    Net cash acquired                               $           -   $           -   $      170,667
                                                    -------------   -------------   --------------

    Loans                                           $           -   $           -   $    2,981,087
    Premises and equipment                                      -               -           10,085
    Other assets                                                -               -            9,063
    Core deposit intangible                                     -               -          760,597
    Deposits                                                    -               -      (5,837,754)
    Other liabilities                                           -               -         (20,687)
                                                    -------------   -------------   --------------

    Net liabilities assumed, net of cash
      and due from banks of $170,667 and
      $99,612                                       $           -   $           -   $  (2,097,609)
                                                    -------------   -------------   --------------


See Notes to Consolidated Financial Statements.

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Community Bankshares, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries:
         Community Bank & Trust located in Cornelia, Georgia; Community Bank & Trust - Alabama located in Union Springs, Alabama; and Community Bank & Trust - Troup located in LaGrange, Georgia. Financial Supermarkets, Inc. is a wholly-owned subsidiary of Community Bank & Trust which provides a variety of bank related products and services to the financial institution industry. Financial Properties, Inc. is a wholly-owned subsidiary of Community Bank & Trust which is a real estate sales agency which provides a variety of real estate related services.

         The banking subsidiaries are commercial banks operating independently of one another in their respective market areas. The banking subsidiaries in Georgia have identified their primary market areas to be the counties in which they are located and all surrounding counties. The Georgia banking subsidiaries are all located approximately 85 miles from the metropolitan Atlanta area. Community Bank & Trust - Alabama is located approximately 50 miles from Montgomery, Alabama. The Banks provide a full range of banking services to individual and corporate customers. Financial Supermarkets, Inc. provides products and services primarily in the southeastern United States; however, their products and services are marketed internationally. Financial Properties, Inc. operates primarily in Cornelia, Habersham County, Georgia.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

         CASH, DUE FROM BANKS AND CASH FLOWS

         For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from interest-bearing deposits in banks, loans, Federal funds sold, other borrowings and deposits are reported net.

         The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         SECURITIES

         Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SECURITIES (CONTINUED)

         Interest and dividends on securities, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         LOANS HELD FOR SALE

         Loans held for sale include mortgage and other loans originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

         LOANS

         Loans are reported at their outstanding unpaid principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the unpaid balance.

         Loan origination fees approximate the direct origination costs of consumer and instalment loans and are recognized at the time the loan is placed on the books. Loan origination fees net of certain direct loan origination costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

         The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

         A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PREMISES AND EQUIPMENT

         Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED

         Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $1,183,842 and $1,142,631, respectively.

         TRANSFERS OF FINANCIAL ASSETS AND SALE OF LOANS

         Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         The Banks originate and sell participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan including servicing rights.

         INCOME TAXES

         Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         TRUST DEPARTMENT

         Trust income is recognized on the cash basis in accordance with established industry practices. The results of operations are not materially different than the results which would be obtained by accounting for such fees on the accrual basis.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NONBANK SUBSIDIARY REVENUE RECOGNITION

         Financial Supermarkets, Inc. recognizes revenue and costs on its installation contracts on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no profits are recorded before the completion of the work. Provisions for estimated losses on uncompleted contracts are made at the time such losses are identified. The majority of all installation contracts are completed within ten days. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs. Income from other consulting services is recognized as services are provided and costs and expenses are incurred for each individual contract.

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

         EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

         COMPREHENSIVE INCOME

         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECENT DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.


NOTE 2. SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                              GROSS              GROSS
                                           AMORTIZED        UNREALIZED         UNREALIZED           FAIR
                                             COST             GAINS              LOSSES             VALUE
                                         --------------   ---------------   -----------------   --------------
     SECURITIES AVAILABLE-FOR-SALE
         December 31, 2000:
         U. S. Government and agency
            securities                   $  36,474,711    $      231,409    $      (233,294)    $  36,472,826
         State and municipal securities     15,134,929           185,995           (280,215)       15,040,709
         Mortgage-backed securities          7,655,964            37,698            (26,066)        7,667,596
         Equity securities                     722,451               -                   -            722,451
         Restricted equity securities        1,165,300               -                   -          1,165,300
                                         --------------   ---------------   -----------------   --------------
                                         $  61,153,355    $      455,102    $      (539,575)    $  61,068,882
                                         ==============   ===============   =================   ==============

         December 31, 1999:
         U. S. Government and agency
            securities                   $  31,705,707    $        9,688    $   (1,007,814)     $  30,707,581
         State and municipal securities      8,955,524             4,205        (1,033,338)         7,926,391
         Mortgage-backed securities          8,969,973            23,170          (208,388)         8,784,755
         Equity securities                     559,431                -                  -            559,431
         Restricted equity securities        1,165,300                -                  -          1,165,300
                                         --------------   ---------------   ----------------    --------------
                                         $  51,355,935    $       37,063    $   (2,249,540)     $  49,143,458
                                         ==============   ===============   ================    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                GROSS             GROSS
                                            AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                               COST             GAINS            LOSSES              VALUE
                                          ---------------   --------------    --------------    ----------------
       SECURITIES HELD-TO-MATURITY
          December 31, 2000:
          State and municipal securities  $   31,193,386    $     842,192     $    (52,499)     $    31,983,079
                                          ===============   ==============    ==============    ================

          December 31, 1999:
          State and municipal securities  $   31,939,177    $     111,195     $   (700,895)     $    31,349,477
                                          ===============   ==============    ==============    ================

         Securities with a carrying value of approximately $46,329,000 and $39,626,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------
                                                2000            1999            1998
                                           -------------   -------------   -------------
         Gross gains                       $     4,916     $         -     $   114,546
         Gross losses                           (7,266)              -         (35,893)
                                           -------------   -------------   -------------
          Net realized gains (losses)      $    (2,350)    $         -     $    78,653
                                           =============   =============   =============

         The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the categories in the following summary.

                                         SECURITIES AVAILABLE-FOR-SALE           SECURITIES HELD-TO-MATURITY
                                       -----------------------------------    ----------------------------------
                                          AMORTIZED            FAIR              AMORTIZED           FAIR
                                            COST               VALUE               COST              VALUE
                                       ----------------   ----------------    ----------------  ----------------
         Due in one year or less       $     3,451,153    $     3,457,717     $       590,677   $       593,501
         Due from one to five years         23,421,507         23,505,484           4,448,152         4,488,995
         Due from five to ten years         11,366,966         11,304,019           9,302,517         9,558,680
         Due after ten years                13,370,014         13,246,315          16,852,040        17,341,903
         Mortgage-backed securities          7,655,964          7,667,596                 -                 -
                                       ----------------   ----------------    ----------------  ----------------
                                       $    59,265,604    $    59,181,131     $    31,193,386   $    31,983,079
                                       ================   ================    ================  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. LOANS

         The composition of loans is summarized as follows:

                                                                   DECEMBER 31,
                                                       -------------------------------------
                                                              2000                1999
                                                       -----------------   -----------------
          Commercial, financial, and agricultural      $   202,787,862      $  205,230,143
          Real estate - construction                        28,120,020          24,208,000
          Real estate - mortgage                           129,750,288          93,063,000
          Consumer                                          55,971,078          50,956,000
          Other                                              1,453,668           2,435,876
                                                       -----------------    ----------------
                                                           418,082,916         375,893,019
          Unearned income                                     (174,072)           (299,649)
          Allowance for loan losses                         (6,306,620)         (5,682,612)
                                                       -----------------    ----------------
          Loans, net                                   $   411,602,224      $  369,910,758
                                                       =================    ================

         Changes in the allowance for loan losses are as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                    2000                1999              1998
                                                             -----------------    ---------------   ---------------
         Balance, beginning of year                          $     5,682,612      $   4,863,181     $   4,024,171
             Provision charged to operations                       1,620,500          1,636,900         1,164,950
             Loans charged off                                    (1,153,867)        (1,077,974)         (495,008)
             Recoveries of loans previously charged off              157,375            260,505           169,068
                                                             -----------------    ---------------   ---------------
         Balance, end of year                                $     6,306,620      $   5,682,612     $   4,863,181
                                                             =================    ===============   ===============

                  The following is a summary of information pertaining to impaired loans:

                                                                       DECEMBER 31,
                                                             ----------------------------------
                                                                    2000               1999
                                                             ---------------    ---------------
         Impaired loans without a valuation allowance        $    2,041,215     $    2,737,255
         Impaired loans with a valuation allowance                      -                   -
                                                             ---------------    ---------------
         Total impaired loans                                $    2,041,215     $    2,737,255
                                                             ===============    ===============
         Valuation allowance related to impaired loans       $          -       $           -
                                                             ===============    ===============
         Average investment in impaired loans                $    2,699,650     $    2,289,057
                                                             ===============    ===============
         Interest income recognized on impaired loans        $       38,021     $      105,867
                                                             ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In the ordinary course of business, the Banks have granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

         Balance, beginning of year                          $   8,354,728
            Advances, including renewals                         2,934,391
            Repayments, including renewals                      (8,082,936)
            Changes in directors                                  (223,095)
                                                             -------------
         Balance, end of year                                $   2,983,088
                                                             =============


NOTE 4. PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                         DECEMBER 31,
                                            -----------------------------------
                                                   2000               1999
                                            ----------------   ----------------

        Land                                $    2,423,915     $    2,413,916
        Buildings                               12,206,776          9,809,767
        Equipment                               12,289,669         11,638,526
        Construction in process                     63,716                -
                                            ----------------   ----------------
                                                26,984,076         23,862,209
        Accumulated depreciation               (12,138,744)       (10,418,565)
                                            ----------------   ----------------
                                            $   14,845,332     $   13,443,644
                                            ================   ================


         NOTE 5. DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $102,841,965 and $79,924,593,
         respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

            2001                                             $    223,449,963
            2002                                                   40,295,510
            2003                                                   20,612,633
            2004                                                    7,460,735
            2005                                                   14,299,109
            Thereafter                                                 17,917
                                                             ----------------
                                                             $    306,135,867
                                                             ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                                                 DECEMBER 31,
                                                                                      --------------------------------
                                                                                            2000            1999
                                                                                      --------------   --------------
         Note payable to bank, principal of $56,026 due quarterly plus interest at prime minus 1% or 8.50% at December 31, 2000,
            collateralized by 50,000 shares of common stock of Community
            Bank & Trust, matures July 31, 2004.                                      $      843,975   $    1,054,100
         Advance from the Federal Home Loan Bank with interest due quarterly
            at 4.96%, due September 15, 2003, with a six month call option.                      -          5,000,000
         Advance from the Federal Home Loan Bank with interest due quarterly at
            4.95%, due August 7, 2009, with a six month call option.                      10,000,000       10,000,000
                                                                                      --------------   --------------
                                                                                      $   10,843,975   $   16,054,100
                                                                                      ==============   ==============

         Advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgages. At December 31, 2000, aggregate maturities of other borrowings are as follows:

               2001                                             $      224,100
               2002                                                    224,100
               2003                                                    224,100
               2004                                                    171,675
               2009                                                 10,000,000
                                                                ---------------
                                                                $   10,843,975
                                                                ===============

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

                                                      2000                       1999                         1998
                                             ------------------------  --------------------------  ---------------------------
                                                           WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                            AVERAGE                    AVERAGE                     AVERAGE
                                                           EXERCISE                   EXERCISE                    EXERCISE
                                               SHARES        PRICE        SHARES       PRICE         SHARES         PRICE
                                             ----------  -----------   -----------  ------------   -----------  ------------
          Under option, beginning of year      59,500     $   24.40       39,000     $     9.85       39,000    $    9.85
             Granted                            2,500         36.72       29,500          39.20            -            -
             Exercised                         (3,000)         9.85       (9,000)          9.85            -            -
                                             ---------                  ---------                  ---------
          Under option, end of year            59,000     $   25.66       59,500     $    24.40       39,000    $    9.85
                                             =========                  =========                  =========

          Options exercisable at year-end      41,750     $   20.22       30,000     $     9.85       39,000    $    9.85
                                             =========                  =========                  =========
          Weighted-average fair value of
             options granted during the year              $   15.31                  $    17.77                 $       -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCENTIVE STOCK OPTION PLAN (CONTINUED)

                  Information pertaining to options outstanding at December 31, 2000 is as follows:

                                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                              ----------------------------------------------  ---------------------------
                                                                 WEIGHTED-
                                                                  AVERAGE       WEIGHTED-                      WEIGHTED-
                                                                REMAINING       AVERAGE                         AVERAGE
                       RANGE OF                  SHARES        CONTRACTUAL      EXERCISE         SHARES        EXERCISE
                    EXERCISE PRICES            OUTSTANDING        LIFE           PRICE        EXERCISABLE       PRICE
          -------------------------------    -------------- ---------------- -------------  ---------------  ------------
                         $9.85                    27,000          4 years      $   9.85          27,000        $   9.85
                    $36.72 - $39.20               32,000       9.03 years         39.01          14,750           39.20
                                                ---------                                      -------
          Outstanding at end of year              59,000       6.73 years      $  25.66          41,750        $  20.22
                                                =========                                      ========

         The Company applies Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                 YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                           2000            1999            1998
                                                      ------------    ------------    ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      --------------------------------------------
             Net income             As reported       $     7,622     $     6,076     $     7,032
                                    Pro forma         $     7,597     $     6,076     $     7,032

             Earnings per share     As reported       $      3.50     $      2.80     $      3.24
                                    Pro forma         $      3.49     $      2.80     $      3.24

             Earnings per share -   As reported       $      3.46     $      2.80     $      3.20
               assuming dilution    Pro forma         $      3.45     $      2.80     $      3.20

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                            2000            1999           1998
                                         ----------    ------------    ---------

            Dividend yield                    .49%            .38%           -
            Expected life                 10 YEARS        10 years           -
            Expected volatility               .21%           6.37%           -
            Risk-free interest               6.35%           6.86%           -
            rate

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         401(K) PLAN

         The Company has a contributory 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the years ended December 31, 2000, 1999 and 1998 amounted to $81,215, $86,478 and $77,668, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements. Contributions to the Plan are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances. For the years ended December 31, 2000, 1999 and 1998, contributions to the plan charged to expense were $698,873, $666,724 and $820,007, respectively.

         In accordance with the Plan, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of distribution. The purchase price of the common stock would be based on the fair market value of the Company's common stock as of the annual valuation date which precedes the date the put option is exercised. No participant has exercised these rights since the inception of the Plan, and no significant cash outlay is expected during 2001. However, since the redemption of common stock is outside the control of the Company, the Company's maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders' equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company's maximum cash obligation and has been reflected as a reduction of retained earnings.

         At December 31, 2000, the ESOP held 370,539 shares. Shares held by the ESOP are considered outstanding for purposes of calculating the Company's earnings per share.


         NOTE 8. INCOME TAXES

         Income tax expense consists of the following:

                                                                            YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                     2000              1999              1998
                                                               ----------------   ---------------   --------------

         Current                                                $   3,414,384     $   2,985,546     $  3,782,531
         Deferred                                                    (273,564)         (381,217)        (292,525)
         Change in valuation allowance                                (94,113)               -                -
         Current tax effect of net operating loss carryforward        (45,509)          (45,509)         (45,509)
                                                                ---------------   ---------------   --------------
                       Income tax expense                       $   3,001,198     $   2,558,820     $  3,444,497
                                                                ===============   ===============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------
                                                      2000                         1999                        1998
                                            -------------------------    -------------------------   -------------------------
                                               AMOUNT       PERCENT         AMOUNT       PERCENT        AMOUNT        PERCENT
                                            -------------  ----------    -------------  ----------   -------------    --------
            Tax provision at statutory rate $  3,611,889        34 %      $ 2,935,895       34 %      $  3,561,908       34 %
               Tax-exempt interest              (731,922)       (7)          (696,773)      (8)           (615,376)      (6)
               Disallowed interest               125,595         1            104,207        1              93,901        1
               Change in valuation               (94,113)       (1)
               allowance
               Current tax effect of net
                  operating loss                 (45,509)        -            (45,509)       -             (45,509)       -
                  carryforward
               Nondeductible expenses             35,639         -             39,395        -              17,445        -
               State income taxes                224,472         2            224,656        3             454,555        4
               Other items                      (124,853)       (1)            (3,051)       -             (22,427)       -
                                            -------------   ---------    -------------    -------    --------------    -------
            Income tax expense              $  3,001,198        28 %      $ 2,558,820       30 %      $  3,444,497       33 %
                                            =============   =========    =============    =======    ==============    =======

         The components of deferred income taxes are as follows:

                                                                                  DECEMBER 31,
                                                                     ------------------------------------
                                                                           2000                 1999
                                                                     ---------------     ----------------
          Deferred tax assets:
             Loan loss reserves                                      $    2,127,474      $    1,783,592
             Net operating loss carryforward                                 48,603              94,113
             Other                                                              -                 9,292
             Unrealized loss on securities available-for-sale                33,789             884,991
             Valuation allowance                                                -               (94,113)
                                                                     ---------------     ----------------
                                                                          2,209,866           2,677,875
                                                                     ---------------     ----------------

          Deferred tax liabilities:
             Depreciation                                                       -                17,859
             Accretion                                                      190,172             156,895
             Other                                                               98                   -
                                                                     ---------------     ----------------
                                                                            190,270             174,754
                                                                     ---------------     ----------------

          Net deferred tax assets                                    $    2,019,596      $    2,503,121
                                                                     ===============     ================

         At December 31, 2000, the Company has available net operating loss carryforwards of approximately $143,000 for Federal income tax purposes. If unused, the carryforwards will expire in 2009.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  EARNINGS PER SHARE

         Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 7. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares. Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                                           YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                               2000                1999              1998
                                                          ----------------   -----------------  ----------------
        Net income                                        $     7,622,005    $      6,076,165   $     7,031,704
                                                          ================   =================  ================

        Weighted average common shares outstanding              2,178,838           2,171,983         2,169,830
        Net effect of the assumed exercise of stock
           options based on the treasury stock method
           using average market price for the year                 23,465                 -              28,029
                                                          ----------------   -----------------  ----------------

        Total weighted average common shares and
           common stock equivalents outstanding                                     2,171,983         2,197,859
                                                          ================   =================  ================

        Diluted earnings per share                        $          3.46    $           2.80   $          3.20
                                                          ================   =================  ================

NOTE 10. COMMITMENTS AND CONTINGENCIES

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                          DECEMBER 31,
                                                -------------------------------
                                                     2000             1999
                                                --------------    -------------

            Commitments to extend credit        $  24,944,341     $  24,265,552
            Credit card lines                       3,856,553         4,070,000
            Standby letters of credit               3,093,193         2,209,000
                                                -------------     -------------
                                                $  31,894,087     $  30,544,552
                                                =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

         The Company has leased various properties and equipment under noncancelable agreements which expire at various times through 2011 and require minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

         The total minimum rental commitment at December 31, 2000 is due as follows:

              During the year ending December 31:
                 2001                                        $    649,085
                 2002                                             541,263
                 2003                                             381,757
                 2004                                             277,959
                 2005                                              77,986
                 Due thereafter                                    90,541
                                                             ------------
                                                             $  2,018,591
                                                             ============

         The total rental expense for the years ended December 31, 2000, 1999 and 1998 was $654,790, $528,865 and $467,546, respectively.


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

         Thirty-eight percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Banks' primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's loan portfolio also includes a concentration, 49% of the total portfolio, of commercial, financial, and agricultural loans. These loans represent loans made primarily to local businesses in the Banks' market areas. A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust, which are outside the Banks' primary market areas. The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

         Other significant concentrations of credit by type of loan are set forth in Note 3. The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $4,325,000, $888,000, and $1,112,000 for Community Bank & Trust; Community Bank & Trust - Alabama; and Community Bank & Trust - Troup, respectively.


NOTE 12. REGULATORY MATTERS

         The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $5,160,000 of retained earnings were available for dividend declaration without regulatory approval.

         The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 2000, the Banks met all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company and Banks' actual capital amounts and ratios are presented in the following tables.

                                                                                                      TO BE WELL
                                                                             FOR CAPITAL           CAPITALIZED UNDER
                                                                              ADEQUACY             PROMPT CORRECTIVE
                                                      ACTUAL                  PURPOSES             ACTION PROVISIONS
                                              ------------------------  ----------------------  -------------------------
                                                 AMOUNT       RATIO       AMOUNT       RATIO      AMOUNT        RATIO
                                              -------------  ---------  ------------  --------  ------------  -----------
                                                                        (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------------------------------------
AS OF DECEMBER 31, 2000
  TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
      CONSOLIDATED                            $    56,453     12.45%     $  36,276     8.00%           N/A          N/A
      COMMUNITY BANK & TRUST                  $    45,293     12.67%     $  28,610     8.00%     $  35,762       10.00%
      COMMUNITY BANK & TRUST - ALABAMA        $     4,354     12.87%     $   2,706     8.00%     $   3,382       10.00%
      COMMUNITY BANK & TRUST - TROUP          $     5,753     12.51%     $   3,678     8.00%     $   4,597       10.00%
   TIER I CAPITAL TO RISK WEIGHTED ASSETS:
      CONSOLIDATED                            $    50,777     11.20%     $  18,138     4.00%           N/A          N/A
      COMMUNITY BANK & TRUST                  $    40,565     11.34%     $  14,305     4.00%     $  21,457        6.00%
      COMMUNITY BANK & TRUST - ALABAMA        $     3,930     11.62%     $   1,353     4.00%     $   2,030        6.00%
      COMMUNITY BANK & TRUST - TROUP          $     5,177     11.26%     $   1,839     4.00%     $   2,759        6.00%
  TIER I CAPITAL TO AVERAGE ASSETS:
        CONSOLIDATED                          $    50,777      8.81%     $  23,062     4.00%           N/A          N/A
      COMMUNITY BANK & TRUST                  $    40,565      8.50%     $  19,094     4.00%     $  23,868        5.00%
      COMMUNITY BANK & TRUST - ALABAMA        $     3,930      8.53%     $   1,843     4.00%     $   2,304        5.00%
      COMMUNITY BANK & TRUST - TROUP          $     5,177      9.23%     $   2,243     4.00%     $   2,804        5.00%

As of December 31, 1999
  Total Capital to Risk Weighted Assets:
      Consolidated                            $   48,685     11.97%     $   32,538     8.00%           N/A         N/A
      Community Bank & Trust - Habersham      $   29,116     13.17%     $   17,693     8.00%     $  22,116      10.00%
      Community Bank & Trust - Jackson        $    9,953     10.58%     $    7,524     8.00%     $   9,405      10.00%
      Community Bank & Trust - Alabama        $    3,796     11.46%     $    2,650     8.00%     $   3,313      10.00%
      Community Bank & Trust - Troup          $    4,934     12.48%     $    3,164     8.00%     $   3,955      10.00%
   Tier I Capital to Risk Weighted Assets:
      Consolidated                            $   43,592     10.71%     $   10,435     4.00%           N/A         N/A
      Community Bank & Trust - Habersham      $   26,346     11.91%     $    8,847     4.00%     $  13,270       6.00%
      Community Bank & Trust - Jackson        $    8,775      9.33%     $    3,762     4.00%     $   5,643       6.00%
      Community Bank & Trust - Alabama        $    3,381     10.21%     $    1,325     4.00%     $   1,988       6.00%
      Community Bank & Trust - Troup          $    4,439     11.23%     $    1,582     4.00%     $   2,373       6.00%
  Tier I Capital to Average Assets:
        Consolidated                          $   43,592      8.54%   $     20,418     4.00%           N/A         N/A
      Community Bank & Trust - Habersham      $   26,346      8.65%   $     12,188     4.00%     $  15,235       5.00%
      Community Bank & Trust - Jackson        $    8,775      6.82%   $      5,144     4.00%     $   6,430       5.00%
      Community Bank & Trust - Alabama        $    3,381      7.27%   $      1,862     4.00%     $   2,327       5.00%
      Community Bank & Trust - Troup          $    4,439      8.23%   $      2,157     4.00%     $   2,696       5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2000, Community Bank & Trust - Habersham and Community Bank & Trust - Jackson merged operations into one bank, Community Bank & Trust.


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

         CASH, DUE FROM BANKS, INTEREST-BEARING Deposits IN BANKS AND FEDERAL FUNDS SOLD:

           The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximate fair values.

         SECURITIES:

           Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

         LOANS:

           For variable-rate loans that reprice frequently and have no significant change in credit risk and loans held for sale, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

         DEPOSITS:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         OTHER BORROWINGS:

           The fair values of the Company's other borrowings approximate the recorded amounts.

         ACCRUED INTEREST:

           The carrying amounts of accrued interest approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         REDEEMABLE COMMON STOCK:

           The fair values of the Company's redeemable common stock approximates the recorded amounts.

         OFF-BALANCE SHEET INSTRUMENTS

           Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

           The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

                                                        DECEMBER 31, 2000                  December 31, 1999
                                               -----------------------------------  ------------------------------------
                                                  CARRYING             FAIR             Carrying             Fair
                                                   AMOUNT              VALUE             Amount             Value
                                               ----------------   ----------------  -----------------  -----------------

Financial assets:
   Cash, due from banks, interest-bearing
      deposits in banks, and Federal funds       $  50,988,711      $  50,988,711      $  31,834,329      $  31,834,329
      sold
   Securities available-for-sale                    61,068,882         61,068,882         49,143,458         49,143,458
   Securities held-to-maturity                      31,193,386         31,983,079         31,939,177         31,349,477
   Loans held for sale                               1,011,458          1,011,458          1,274,927          1,274,927
   Loans                                           411,602,224        427,854,542        369,910,758        374,536,073
   Accrued interest receivable                       7,085,083          7,085,083          5,522,280          5,522,280

Financial liabilities:
   Deposits                                        507,494,847        511,858,713        444,056,004        443,605,128
   Other borrowings                                 10,843,975         10,843,975         16,054,100         16,054,000
   Accrued interest payable                          6,352,513          6,352,513          3,470,199          3,470,199
   Redeemable common stock                          15,088,348         15,088,348         13,982,242         13,982,242


NOTE 14. SEGMENT INFORMATION

         The Company's operations have been classified into two reportable segments, banking and bank consulting services. The banking segment involves traditional banking services offered through its three wholly-owned bank subsidiaries. Financial Supermarkets, Inc. provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets. In connection with the establishment of a Supermarket Bank, Financial Supermarkets provides consulting services ranging from providing alternative construction designs to coordinating employee training. Financial Solutions, a division of Financial Supermarkets, Inc. was formed to provide various consulting services to the financial institution industry including compliance, operational, advertising, marketing and travel related services.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Selected segment information by industry segment is as follows:


                                                                          REPORTABLE SEGMENTS
                                                  ------------------------------------------------------------------------
                                                                       FINANCIAL           ALL
       FOR THE YEAR ENDED DECEMBER 31, 2000             BANKING       SUPERMARKETS         OTHER             TOTAL
       ------------------------------------------- -----------------  ---------------  ----------------  ----------------
       INTEREST INCOME                                 47,283,876     $    813,208           12,254     $   48,109,338
       INTEREST EXPENSE                                23,291,215              -             82,469         23,373,684
       INTERSEGMENT NET INTEREST INCOME (EXPENSE)        (810,927)         798,673           12,254                -
       NET INTEREST INCOME (LOSS)                      23,181,734        1,611,881          (57,961)        24,735,654
       OTHER REVENUE FROM EXTERNAL CUSTOMERS            5,258,886        8,845,717          488,493         14,593,096
       INTERSEGMENT OTHER REVENUES                            -            541,569        2,120,800          2,662,369
       DEPRECIATION AND AMORTIZATION                    1,582,541          208,817          648,783          2,440,141
       PROVISION FOR LOAN LOSSES                        1,620,500              -                -            1,620,500
       SEGMENT PROFIT (LOSS)                            5,407,069        3,336,070       (1,071,968)         7,671,171
       SEGMENT ASSETS                                 587,193,454       25,538,955        3,218,307        615,950,716
       EXPENDITURES FOR PREMISES AND EQUIPMENT          2,681,650          901,234          445,552          4,028,436

                                                                           REPORTABLE SEGMENTS
                                                   -----------------------------------------------------------------------
                                                                         FINANCIAL           ALL
      FOR THE YEAR ENDED DECEMBER 31, 1999              BANKING        SUPERMARKETS         OTHER             TOTAL
      -------------------------------------------  -----------------  ---------------  ----------------  ----------------

      Interest income                               $  40,931,494     $    541,673     $      3,956      $   41,477,123
      Interest expense                                 18,806,249               -            77,622          18,883,871
      Intersegment net interest income (expense)         (531,089)         527,133            3,956                  -
      Net interest income (loss)                       22,125,245          541,673          (73,666)         22,593,252
      Other revenue from external customers             4,489,623        6,720,159          300,195          11,509,977
      Intersegment other revenues                              -           250,493        1,575,600           1,826,093
      Depreciation and amortization                     1,684,949          151,485          574,080           2,410,514
      Provision for loan losses                         1,636,900               -                -            1,636,900
      Segment profit (loss)                             5,199,897        2,082,464       (1,219,010)          6,063,351
      Segment assets                                  519,898,791       18,187,824        2,712,601         540,799,216
      Expenditures for premises and equipment           1,191,675          261,970          647,534           2,101,179

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           REPORTABLE SEGMENTS
                                                    -------------------------------------------------------------------
                                                                          FINANCIAL          ALL
          FOR THE YEAR ENDED DECEMBER 31, 1998           BANKING        SUPERMARKETS        OTHER           TOTAL
          ----------------------------------------   ----------------  ---------------  --------------  ---------------

          Interest income                            $   34,903,053    $      434,067   $      7,636    $   35,344,756
          Interest expense                               16,651,395                 -         30,781        16,682,176
          Intersegment net interest income (expense)       (403,187)          395,551          7,636                -
          Net interest income (loss)                     18,251,658           434,067        (23,145)       18,662,580
          Other revenue from external customers           4,185,170         9,043,292        152,523        13,380,985
          Intersegment other revenues                             -           126,195      1,451,520         1,577,715
          Depreciation and amortization                   1,476,554           132,464        264,867         1,873,885
          Provision for loan losses                       1,164,950                 -              -         1,164,950
          Segment profit (loss)                           4,505,680         3,485,106      (971,896)         7,018,890
          Segment assets                                470,906,187        13,756,048      2,195,710       486,857,945
          Expenditures for premises and equipment         2,620,509           260,104         50,883         2,931,496

                                                                      2000              1999              1998
                                                                 ---------------  ----------------  ---------------
          Net Interest Income
          -------------------

          Total net interest income for reportable segments      $   24,793,615      22,666,918    $   18,685,725
          Non-reportable segment net interest income                    (57,961)        (73,666)          (23,145)
                                                                 ---------------- ---------------  ----------------
               Total consolidated net interest income            $   24,735,654   $  22,593,252    $   18,662,580
                                                                 ================ ===============  ================
          Other Income
          ------------

          Total other income for reportable segments             $   14,646,172      11,460,275    $   13,354,657
          Non-reportable segment other income                         2,609,293       1,875,795         1,604,043
          Elimination of intersegment other income                   (2,662,369)     (1,826,093)       (1,577,715)
                                                                 ---------------- ---------------  ----------------
               Total consolidated other income                   $    7,622,005   $  11,509,977    $   13,380,985
                                                                 ================ ===============  ================
          Net Income
          ----------

          Total profit for reportable segments                   $    8,743,139       7,282,361    $    7,990,786
          Non-reportable segment loss                                (1,071,968)     (1,219,010)         (971,896)
          Elimination of intersegment (gains) losses                    (49,166)         12,814            12,814
                                                                 ----------------  -------------   ----------------
               Total consolidated net income                     $    7,622,005    $  6,076,165    $    7,031,704
                                                                 ================  =============   ================
          Total Assets

          Total assets for reportable segments                   $  612,732,409     538,086,615    $  484,662,235
          Non-reportable segment assets                               3,218,307       2,712,601         2,195,710
          Elimination of intersegment assets                        (25,627,927)    (24,649,654)      (26,264,505)
                                                                 ----------------  -------------   ---------------
               Total consolidated assets                         $  590,322,789    $516,149,562    $  460,593,440
                                                                 ================  =============   ===============

          Expenditures for Premises and Equipment
          ---------------------------------------

          Total expenditures for reportable segments             $    3,582,884       1,453,645    $    2,880,613
          Non-reportable segment assets                                 445,552         647,534            50,883
          Elimination of intersegment gains                            (341,656)       (123,081)                -
                                                                 ----------------  -------------   ---------------
               Total consolidated expenditures for
                  premises and equipment                         $    3,686,780     $ 1,978,098    $    2,931,496
                                                                 ================  =============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------
                                                 2000             1999             1998
                                           ---------------   -------------    -------------

            Data processing                $      833,335    $    885,699     $    948,644
            Travel expenses                       906,265         677,840          469,126
            Office supply expenses                611,511         623,213          460,341


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of income and cash flows for the years indicated:

                                         CONDENSED BALANCE SHEETS
                                        DECEMBER 31, 2000 AND 1999

                                                                          2000              1999
                                                                     ---------------  --------------
          Assets
             Cash                                                    $    1,296,024   $     964,915
             Investment in subsidiaries                                  52,289,928      43,950,731
             Equipment                                                      653,333       1,011,134
             Other assets                                                 1,268,950         634,960
                                                                     ---------------  --------------

                 Total assets                                           55,5008,235   $  46,561,740
                                                                     ===============  ==============

          Liabilities
             Other borrowings                                        $      843,975   $   1,054,100
             Other liabilities                                            1,277,450         678,419
                                                                     ---------------  --------------

                 Total liabilities                                        2,121,425       1,732,519
                                                                     ---------------  --------------

          Redeemable common stock                                        15,088,348      13,982,242
                                                                     ---------------  --------------

           Shareholders' equity                                          38,298,462      30,846,979
                                                                     ---------------  --------------

                Total liabilities, redeemable common stock,
                   and shareholders' equity                          $   55,508,235   $  46,561,740
                                                                     ===============  ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        CONDENSED STATEMENTS OF INCOME
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000               1999               1998
                                                                 ---------------     -------------     --------------
          Income
             Dividends from subsidiaries                           $ 1,400,000       $ 1,400,000        $ 1,250,000
             Interest                                                   12,254             3,955              7,636
             Other income                                            2,369,404         1,724,166          1,506,545
                                                                   -------------     ------------       ------------
                                                                     3,781,658         3,128,121          2,764,181
                                                                   -------------     ------------       -------------

          Expense
             Interest                                                   82,465            77,557             30,781
             Salaries and employee benefits                          1,780,983         1,565,019          1,335,771
             Equipment expense                                         768,835           701,315            349,484
             Other expense                                           1,139,014         1,145,766          1,027,698
                                                                   ------------      ------------       ------------
                                                                     3,771,297         3,489,657          2,743,734
                                                                   ------------      ------------       ------------

                Income (loss) before income tax  benefits and
                  equity in undistributed income of                     10,361          (361,536)            20,447
                  subsidiaries

          Income tax benefits                                         (571,777)         (631,941)          (280,000)
                                                                    -----------      ------------       ------------

                Income before equity in undistributed income
                  of subsidiaries                                      582,138           270,405            300,447

          Equity in undistributed income of subsidiaries             7,089,033         5,801,765          6,727,261
                                                                   ------------      ------------       ------------

                  Net income                                       $ 7,671,171       $ 6,072,170       $  7,027,708
                                                                   ============      ============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       CONDENSED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          2000              1999              1998
                                                                     --------------   ---------------   --------------
         OPERATING ACTIVITIES
            Net income                                              $   7,671,171     $   6,072,170     $  7,027,708
            Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation and amortization                              622,171           560,046          270,799
               Undistributed income of subsidiaries                    (7,089,033)       (5,801,765)      (6,727,261)
               Other operating activities                                 (34,958)          251,949          367,725
                                                                    ---------------   ---------------   --------------

                    Net cash provided by operating activities           1,169,351         1,082,400          938,971
                                                                    ---------------   ---------------   --------------

         INVESTING ACTIVITIES
            Purchases of premises and equipment                          (264,370)       (1,053,841)         (22,856)
            Investment in subsidiary                                           -                  -         (500,000)
            Disposal of premises and equipment                                 -            406,306                -
                                                                    ---------------   ---------------   --------------

                     Net cash used in investing activities               (264,370)         (647,535)        (522,856)
                                                                    ---------------   ---------------   --------------

         FINANCING ACTIVITIES
            Increase in other borrowings                                       -            400,000          500,000
            Repayment of other borrowings                                (210,125)         (154,100)        (154,099)
            Proceeds from exercise of stock options                        29,536            88,607                -
            Dividends paid                                               (393,283)         (352,143)        (318,531)
                                                                    ---------------   ---------------   --------------

                  Net cash provided by (used in) financing
                  activities                                             (573,872)          (17,636)          27,370
                                                                    ---------------   ---------------   --------------

         Net increase in cash                                             331,109           417,229          443,485

         Cash at beginning of year                                        964,915           547,686          104,201
                                                                    ---------------   ---------------   --------------

         Cash at end of year                                        $   1,296,024     $     964,915     $    547,686
                                                                    ===============   ===============   ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 28th of March, 2001.

                                      COMMUNITY BANKSHARES, INC.

                                      By:  /s/ J. Alton Wingate
                                         ---------------------------------------
                                          J. Alton Wingate
                                          President and Chief Executive Officer


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

         Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 28th day of March, 2001.

         Signature                                Title

/s/ J. Alton Wingate                 President and Chief Executive Officer
J. Alton Wingate                     (Principal Executive Officer) and Director

___________________________          Director
Steven C. Adams

___________________________          Director
Edwin B. Burr

/s/ H. Calvin Stovall, Jr.           Director
H. Calvin Stovall, Jr.

___________________________          Director
Dean C. Swanson

/s/ George D. Telford                Director
George D. Telford

/s/ Dr. A. Dan Windham               Director
Dr. A. Dan Windham

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

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                        Description
- -----------                        -----------


10.10 Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated July 31, 2000.

21       List of Subsidiaries of Registrant.