Form 10-Q
period 2001-03-31
COMMUNITY BANKSHARES INC /GA/
filed 2001-05-15
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2001

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 33-81890

Community Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1415887
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

448 North Main Street,
Cornelia, Georgia	30531
(Address of principal executive offices)	(Zip Code)

(706) 778-2265

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal
year, if changed since last report)

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes  /X/     No     /_/

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2001:   2,181,830

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet -
	March 31, 2001 and December 31, 2000	2

	Condensed Statements of Operations
	and Comprehensive Income for Three
	Months Ended March 31, 2001 and 2000	4

	Condensed Statements of Cash Flows -
	Three Months Ended March 31, 2001 and 2000	6

	Note to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations6

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8 - K	9

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONDENSED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(Dollars in thousands)

	(Unaudited)

Assets	2001	2000

Cash and due from banks	$28,985	$38,410
Interest-bearing deposits in banks	492	454
Federal funds sold	22,110	12,125
Securities available-for-sale	66,206	61,069
Securities held-to-maturity (fair value $31,743 and $31,983)	30,572	31,193
Loans held for sale	359	1,012

Loans	430,696	417,909
Less allowance for loan losses	6,516	6,307

Loans, net	424,180	411,602

Premises and equipment	15,193	14,845
Other assets	19,888	19,613

Total assets	$607,985	$590,323

Liabilities and Shareholders' Equity

Deposits
Noninterest-bearing demand	$75,375	$77,960
Interest-bearing demand	106,964	101,486
Savings	24,235	21,913
Time, $100,000 and over	106,354	102,842
Other time	212,773	203,294

Total deposits	525,701	507,495
Federal Home Loan Advances	10,000	10,000
Other borrowings	788	844
Other liabilities	15,834	18,646

Total liabilities	552,323	536,985

Redeemable common stock held by ESOP, 373,600 and 370,539 shares outstanding at March 31, 2001 and December 31, 2000, respectively	15,213	15,088

Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized; 2,181,830 shares issued and outstanding	2,182	2,182
Capital surplus	6,142	6,142
Retained earnings	31,708	29,976
Accumulated other comprehensive income (loss), net of tax	417	(50)

Total shareholders' equity	40,449	38,250

Total liabilities and shareholders' equity	$607,985	$590,323

See Notes to Condensed Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Interest income
Loans	$10,939	$9,500
Taxable securities	698	647
Nontaxable securities	593	509
Deposits in banks	7	15
Federal funds sold	220	256

Total interest income	12,457	10,927

Interest expense on deposits
Deposits	6,022	4,842
Other borrowings	164	224

Total interest expense	6,186	5,066

Net interest income	6,271	5,861
Provision for loan losses	406	342

Net interest income after provision for loan losses	5,865	5,519

Other income
Service charges on deposit accounts	969	749
Other service charges and fees	291	195
Gains on sale of loans	52	124
Trust Department fees	44	28
Nonbank subsidiary non-interest income	3,603	2,073
Other operating income	233	121

Total other income	5,192	3,290

Other expenses
Salaries and employee benefits	4,411	3,487
Occupancy expense	427	364
Equipment expense	801	617
Other operating expenses	2,549	2,018

Total other expenses	8,188	6,486

Income before income taxes	2,869	2,323

Income tax expense	902	722

Net income	$1,967	$1,601

Other comprehensive income:
Unrealized gains on securities available-for-sale arising during the period	467	49
Less: reclassification adjustment for gains included in net income	0	0

Total other comprehensive income (loss)	467	49

Comprehensive income	$2,434	$1,650

Basic earnings per common share	$0.90	$0.73

Diluted earnings per common share	0.89	0.73

Cash dividends per share of common stock	$0.0500	$0.0435

See Notes to Condensed Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)
(Unaudited)

	2001	2000

OPERATING ACTIVITIES
Net income	$1,967	$1,601
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Depreciation and amortization	799	641
Provision for loan losses	406	342
Provision for other real estate	-	5
Deferred income taxes	(146)	(107)
(Increase) decrease in loans held for sale	653	1,105
Net losses on sale of other real estate	14	8
(Increase) decrease in interest receivable	439	(246)
Increase (decrease) in interest payable	2,364	717
Increase (decrease) in taxes payable	(574)	775
(Increase) decrease in accounts
receivable of nonbank subsidiary	(1,839)	(289)
(Increase) decrease in work in
process of nonbank subsidiary	402	(1,007)
Decrease in accruals and	(5,119)	(1,561)
payables of nonbank subsidiary
Other operating activities	582	(1,053)

Net cash provided by (used in) operating activities	(52)	931

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(9,228)	(3,985)
Proceeds from maturities of securities available-for-sale	4,806	560
Purchases of securities held-to-maturity	-	(695)
Proceeds from maturities of securities held-to-maturity	621	994
Net (increase) decrease in Federal funds sold	(9,985)	(20,565)
Net (increase) decrease in interest-bearing deposits in banks	(38)	124
Net (increase) decrease in loans	(12,984)	(12,881)
Purchase of premises and equipment	(1,039)	(665)
Proceeds from sales of other real estate	433	48

Net cash used in Investing activities	(27,414)	(37,065)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	18,206	35,114
Repayment of other borrowings	(56)	(38)
Dividends paid	(109)	(95)

Net cash provided by financing activities	18,041	34,981
Net decrease in cash and due from banks	$(9,425)	$(1,153)

Cash and due from banks at beginning of the period	38,410	31,834

Cash and due from banks at end of the period	$28,985	$30,681

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,822	$4,349

Income taxes	$474	$54

NONCASH TRANSACTIONS
Unrealized (gains) losses on securities available-for sale	$(715)	$(82)

Principal balances on loans transferred to other real estate	$-	$431

See Notes to Condensed Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.       BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ending March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.           CURRENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement on the consolidated financial statements has not effected the financial statements through March 31, 2001.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3           EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

	Three Months Ended March 31, 2001 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,967	2,179	$ .090
Effect of Dilutive Securities Stock options	0	22	(0.01)

Diluted EPS	$1,967	2,201	$ .089

	Three Months Ended March 31, 2000 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,601	2,179	$0.73
Effect of Dilutive Securities Stock options	0	20

Diluted EPS	$1,601	2,199	$0.73

NOTE 4           SEGMENT INFORMATION

Selected segment information by industry segment for the periods ended March 31, 2001 and 2000 is as follows:

	Reportable Segments (Dollars in thousands)
For the Period Ended March 31, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	14,044	3,589	151	17,784
Inter-segment revenues (expenses)	(220)	261	482	523
Segment profit (loss)	1,182	1,090	(290)	1,982
Segment assets	614,341	21,796	4,203	640,340

	Reportable Segments (Dollars in thousands)
For the Period Ended March 31, 2000	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	12,270	2,089	37	14,396
Inter-segment revenues	(175)	316	582	723
Segment profit	1,258	703	(268)	1,693
Segment assets	561,411	17,634	3,450	582,495

	2001	2000

Net Income

Total profit for reportable segments	$2,272	$1,961
Non-reportable segment loss	(290)	(268)
Elimination of inter-segment (gains) losses	(15)	(93)

Total consolidated other income	$1,967	$1,601

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following appears in accordance with the Securities Litigation Reform Act. These financial statements and discussion and analysis include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions and competition in the geographic business areas in which we conduct operations.

Management’s Discussion and Analysis

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of March 31, 2001, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2000. Total assets, loans, and deposits increased by 2.99%, 2.90% and 3.59% respectively. The growth in loans, although less the same period in 2000, is consistent with management’s expectations. The growth in deposits is slightly lower than the prior comparable period, but consistent with management’s expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of March 31, 2001, the liquidity ratio was 22.87% which is within our target range of 20 - 25%. The banks have available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 5% of net interest income subjected to rising and falling rates of 200 basis points. We have positioned ourself to be protected against any further changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to our assets. At March 31, 2001, the Company’s and the Bank’s capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual consolidated capital ratios at March 31, 2001 were as follows:

	Actual	Regulatory Minimum

Leverage	8.78%	4.00%
Risked Based Capital ratios:
Core Capital	11.50%	4.00%
Total Capital	12.77%	8.00%

Results of Operation

Net interest income for the three month period ended March 31, 2001 increased 7.00% to $6,271,000 over $5,861,000 for the same period for 2000. Interest income for the three month period was up by 14.00% from $10,927,000 to $12,457,000. This increase in interest income is due to an increase in earning assets of 10.03% or $52,202,000 at March 31, 2001, compared to March 31, 2000. The largest increase in earning assets since March 31, 2000 was the increase in loans of $42,161,000 or 11.04%. Investment securities increased by $4,516,000 while Federal Funds sold increased by $9,985,000. For the first three months of 2001, earning assets increased by $26,673,000 or 5.09%. Interest expense on interest bearing deposits was up by $1,180,000 or 24.37% for the first three months of 2001 over the same period for 2000. This increase in interest expense is due to an increase in interest bearing deposits of 10.61% or $43,186,000 at March 31, 2001, compared to March 31, 2000; as well as, an increase in deposit rates in 2000. For the first three months of 2001, interest bearing deposits increased by $20,791,000 or 4.84%. The increase in interest income, interest expense, and net interest income were all consistent with budget projections made by management and is on target to be consistent with annual projections.

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner. We use four different methods of measuring risk in the portfolio: (a) Risk in our watch list of loans and past due ratios and (b) Percentage of classified loans. We then compare results to reserve balances to assure any and all identified risk are covered.

The provision for loan losses was $406,000 and $342,000 for the first three months of 2001 and 2000, respectively. This provision can fluctuate due to many factors as mentioned above and the volume of Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the un-guaranteed portion of any SBA loans. We currently have reserves totaling $1,072,000 for our un-guaranteed portion of SBA loans.

The following table furnishes information on the loan loss reserve for the current three month reporting period and the same period for 2000.

	2001	2000

Beginning Balance	$ 6,307	$ 5,682

Less Charge Offs:
Real Estate Loans	(43)	(0)
Commercial Loans	(1)	(89)
Consumer Loans	(192)	(130)

	(236)	(219)

Plus Recoveries
Real Estate Loans	3	0
Commercial Loans	4	39
Consumer Loans	32	46

	39	85

Net Charge-offs	(197)	(134)

Provision for loan loss	406	342

Ending Balance	$ 6,516	$ 5,890

The provision for loan losses for the three month period ended March 31, 2001 represented 206% of charge offs for the same period, while the provision for the first three months of 2000 represented 255% of the charge offs recorded in that period. The reserve at March 31, 2001 represented 217% of non-accrual loans while the reserve at March 31, 2000 represented 269% of non-accrual loans. Non accrual loans have increased from $2,190,000 at March 31, 2000 to $3,003,000 as of March 31, 2001. Past due loans greater than 90 days and accruing interest have increased from $523,000 in 2000 to $2,418,000 in 2001. This increase is indicative of a slight deterioration in loan quality. Management is aware of this trend and continues to take steps to address the issue of loan quality. We are currently outside our policy guideline of maintaining a loan loss reserve of 200% of non-performing assets. However, $750,000 of non-accrual loans are guaranteed by the Small Business Administration and after taking the effect of these guarantees into consideration, we would have a loan loss reserve of 196% of non-performing assets. The loan loss reserve balance to total loan ratio at March 31, 2001 was 1.51% as compared to 1.52% at March 31, 2000. Management considered the loan loss reserve to be adequate to absorb any anticipated losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

March 31, 2001

		Past Due
	Non-accrual	90 days	Restructured
	Loans	Still accruing	Debt

Real Estate Loans	$ 2,356	$ 1,906	$ 0
Commercial Loans	255	163	735
Consumer Loans	392	349	0

Total	$ 3,003	$ 2,418	$ 735

March 31, 2000

		Past Due
	Non-accrual	90 days	Restructured
	Loans	Still accruing	Debt

Real Estate Loans	$ 0	$ 0	$ 0
Commercial Loans	1,425	367	778
Consumer Loans	765	156	0

Total	$ 2,190	$ 523	$ 778

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

Other income increased by 57.81% or $1,902,000 during the three month period ended March 31, 2001 as compared to the same period for 2000. Nonbank subsidiary income increased by $1,530,000 in the first quarter of 2001 compared to 2000. This increase is primarily due to the increase in activity associated with FSI’s agreement with the Canadian Imperial Bank of Commerce (“CIBC”) to establish banking pavilions in Florida. Management anticipates the level of activity associated with pavilion installations for CIBC to continue for the foreseeable future. Service charges on deposit accounts increased by $220,000 or 29.37% as compared to the same period for 2000. The major changes were the increase in non-sufficient funds (NSF) charges of $190,000 and the increase in stop payment fees of $6,000. NSF charges increased primarily as a result of our continued growth in accounts in the totally free checking program. The increase of $96,000 in other service charges and fees is a result of the overall growth in deposit customers the banks have experienced during the three months ended March 31, 2001 compared to the same period in 2000. The gains on sale of loans decreased by $72,000 during the three month period ended March 31, 2001 as compared to the same period for 2000. This decrease is due to a decreased number of sales of guaranteed portions of SBA loans during the first quarter.

Other expenses increased by 26.24% or $1,702,000 for the first three months of 2001 over the same period in 2000. Salaries and benefits increased by $924,000 or 26.50% from the first quarter of 2000 to the first quarter of 2001. This increase is primarily resulting from the increase in full time equivalent employees from 324 at March 2000 to 365 at March 2001. Equipment and occupancy expenses were up by $247,000 or 25.18% for the first quarter of 2001 over the first quarter of 2000. The increase in full time equivalent employees as well as equipment and occupancy expenses was primarily due to the addition of three supermarket banking centers during the past twelve months.

We incurred income tax expenses of $902,000 which represents an effective rate of 31% for the three month period ended March 31, 2001 as compared to $722,000 which represents an effective tax rate of 31% for the same period in 2000. The effective tax rate is effected by Financial Supermarkets, which does not have a portion of its income tax-free as do the Community Banking Subsidiaries.

Net income for the three month period was $1,967,000 or an increase of 22.86% over the same period for 2000. Management anticipates earnings to continue to meet the budgeted projections. However, Management cannot guarantee the overall increase in earnings in 2001 compared to 2000 due to the variation in the number of supermarket bank installations from year to year.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.

DATE: May 15, 2001	BY: /s/ Harry L. Stephens
Harry L. Stephens, Executive Vice President and Chief Financial Officer