Form 10-Q
period 2001-06-30
COMMUNITY BANKSHARES INC /GA/
filed 2001-08-14
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2001:   2,184,830

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet -
	June 30, 2001 and December 31, 2000	2

	Condensed Statements of Operations
	and Comprehensive Income for Three
	Months Ended June 30, 2001 and 2000
	and Six Months Ended June 30, 2001 and 2000	3

	Condensed Statements of Cash Flows -
	Six Months Ended June 30, 2001 and 2000	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits and Reports on Form 8 - K	12

	Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

(Dollars in thousands)

	(Unaudited)
Assets	2001	2000

Cash and due from banks	$29,766	$38,410
Interest-bearing deposits in banks	427	454
Federal funds sold	11,925	12,125
Securities available-for-sale	70,537	61,069
Securities held-to-maturity (fair value $32,300 and $31,983)	29,841	31,193
Loans held for sale	427	1,012

Loans	437,576	417,909
Less allowance for loan losses	6,470	6,307

Loans, net	431,106	411,602

Premises and equipment	15,956	14,845
Other assets	18,105	19,613

Total assets	$608,090	$590,323

Liabilities and Shareholders' Equity

Deposits
Non-interest-bearing demand	$77,542	$77,960
Interest-bearing demand	106,718	101,486
Savings	25,423	21,913
Time, $100,000 and over	105,946	102,842
Other time	211,659	203,294

Total deposits	527,288	507,495
Federal Home Loan Advances	10,000	10,000
Other borrowings	732	844
Other liabilities	13,592	18,646

Total liabilities	551,612	536,985

Redeemable common stock held by ESOP, 383,913
and 370,539 shares outstanding at June 30, 2001
and December 31, 2000, respectively	15,633	15,088

Shareholders' equity
Common stock, par value $1; 5,000,000
shares authorized; 2,184,830 and 2,181,830
shares issued and outstanding at June 30, 2001
and December 31, 2000, respectively	2,185	2,182
Capital surplus	6,060	6,142
Retained earnings	32,943	29,976
Accumulated other comprehensive income, net of tax	307	(50)
Less unearned ESOP shares	(650)	-

Total shareholders' equity	40,845	38,250

Total liabilities and shareholders' equity	$608,090	$590,323

See Notes to Condensed Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
 AND COMPREHESIVE INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Interest income
Loans	$10,872	$10,154	$21,811	$19,654
Taxable securities	687	737	1,385	1,391
Nontaxable securities	628	532	1,221	1,041
Deposits in banks	7	-	14	8
Federal funds sold	228	192	448	448

Total interest income	12,422	11,615	24,879	22,542

Interest expense
Deposits	5,942	5,154	11,964	9,996
Other borrowings	163	234	327	458

Total interest expense	6,105	5,388	12,291	10,454

Net interest income	6,317	6,227	12,588	12,088
Provision for loan losses	394	352	800	694

Net interest income after
provision for loan losses	5,923	5,875	11,788	11,394

Other income
Service charges on deposit accounts	1,096	864	2,065	1,613
Other service charges and fees	281	206	572	401
Gains on sale of loans	11	51	63	175
Trust Department fees	26	22	70	50
Nonbank subsidiary non-interest income	2,407	1,933	6,010	4,006
Other operating income	201	185	434	306

Total other income	4,022	3,261	9,214	6,551

Other expenses
Salaries and employee benefits	4,101	3,541	8,512	7,028
Occupancy expense	445	379	872	743
Equipment expense	841	657	1,642	1,274
Other operating expenses	2,254	2,053	4,803	4,071

Total other expenses	7,641	6,630	15,829	13,116

Income before income taxes	2,304	2,506	5,173	4,829

Income tax expense	649	811	1,551	1,533

Net income	$1,655	$1,695	$3,622	$3,296

Other comprehensive income (loss):
Unrealized gains (losses) on securities
available-for-sale arising during the period	(110)	45	357	94
Less: reclassification adjustment for gains gains included in net income	0	0	0	0

Total other comprehensive income (loss)	(110)	45	357	94

Comprehensive income	$1,545	$1,740	$3,979	$3,390

Basic earnings per common share	$0.76	$0.78	$1.66	$1.51

Diluted earnings per common share	0.75	0.77	1.64	1.50

Cash dividends per share of common stock	$.05	$.0435	$.10	$.087

See Notes to Condensed Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)
(Unaudited)

	2001	2000

OPERATING ACTIVITIES
Net income	$3,622	$3,296
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,657	1,305
Provision for loan losses	800	694
Provision for other real estate	-	5
Deferred income taxes	(206)	(121)
Decrease in loans held for sale	585	933
Net (gains) losses on sale of other real estate	14	(33)
(Increase) decrease in interest receivable	103	(654)
Increase (decrease) in interest payable	116	2,216
Increase (decrease) in taxes payable	(860)	168
(Increase) decrease in accounts
receivable of nonbank subsidiary	737	141
(Increase) decrease in work in
process of nonbank subsidiary	555	(312)
Decrease in accruals and payables
of nonbank subsidiary	(4,384)	(2,841)
Other operating activities	(731)	(551)

Net cash provided by operating activities	2,008	4,246

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(19,937)	(12,499)
Proceeds from maturities of securities
available-for-sale	11,065	1,493
Purchases of securities held-to-maturity	-	(1,737)
Proceeds from maturities of securities
held-to-maturity	1,352	1,107
Net (increase) decrease in Federal funds sold	200	(2,670)
Net (increase) decrease in interest-bearing
deposits in banks	27	(238)
Net increase in loans	(20,733)	(22,852)
Purchase of premises and equipment	(2,552)	(1,416)
Proceeds from sales of other real estate	433	615

Net cash used in investing activities	(30,145)	(38,197)

FINANCING ACTIVITIES
Net increase in deposits	19,793	34,928
Repayment of other borrowings	(112)	(77)
Proceeds for the exercise of stock options	30	-
Dividends paid	(218)	(189)

Net cash provided by financing activities	19,493	34,662

Net increase (decrease) in cash and
Due from banks	$(8,644)	$711

Cash and due from banks at beginning of the period	38,410	31,834

Cash and due from banks at end of the period	$29,766	$32,545

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$12,175	$8,238

Income taxes	$2,657	$1,486

NONCASH TRANSACTIONS
Unrealized (gains) losses on
securities available-for sale	$(596)	$(154)

Principal balances on loans transferred	$429	$795
to other real estate

See Notes to Condensed Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.          BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.          EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

	Three Months Ended June 30, 2001 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$ 1,655	2,182	$ 0.76
Effect of Dilutive Securities Stock options	0	22

Diluted EPS	$ 1,655	2,204	$ 0.75

	Three Months Ended June 30, 2000 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$ 1,695	2,179	$ 0.78
Effect of Dilutive Securities Stock options	0	20

Diluted EPS	$ 1,695	2,199	$ 0.77

	Six Months Ended June 30, 2001 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$ 3,622	2,182	$ 1.66
Effect of Dilutive Securities Stock options	0	22

Diluted EPS	$ 3,622	2,204	$ 1.64

	Six Months Ended June 30, 2000 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Diluted EPS	$ 1,695	2,199	$ 0.77

Basic EPS	$ 3,296	2,179	$ 1.51
Effect of Dilutive Securities Stock options	0	20

Diluted EPS	$ 3,296	2,199	$ 1.50

NOTE 3.          SEGMENT INFORMATION

Selected segment information by industry segment for the three and six month periods ended June 30, 2001 and 2000 is as follows:

	Reportable Segments (Dollars in thousands)

For the three month period ended June 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$ 14,114	$ 2,345	$ 124	$ 16,583
Inter-segment revenues (expenses)	(232)	381	478	627
Segment profit (loss)	1,322	743	(356)	1,709
Segment assets	613,708	22,690	2,918	639,316

	Reportable Segments (Dollars in thousands)

For the three month period ended June 30, 2000	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$ 12,980	$ 1,781	$ 91	$ 14,852
Inter-segment revenues (expenses)	(192)	383	581	772
Segment profit (loss)	1,357	675	(198)	1,834
Segment assets	555,166	16,825	3,011	575,002

	Reportable Segments (Dollars in thousands)

For the six month period ended June 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$ 28,158	$ 5,934	$ 275	$ 34,367
Inter-segment revenues (expenses)	(452)	651	961	1,160
Segment profit (loss)	2,503	1,833	(646)	3,690
Segment assets	613,708	22,690	2,918	639,316

	Reportable Segments (Dollars in thousands)

For the six month period ended June 30, 2000	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$ 25,250	$ 4,014	$ 128	$ 29,392
Inter-segment revenues (expenses)	(367)	699	1,163	1,495
Segment profit (loss)	2,616	1,378	(466)	3,528
Segment assets	555,166	16,825	3,011	575,002

	For the three months Ended June, 30		For the six months Ended June, 30

	2001	2000	2001	2000

Net Income
Total profit for reportable segments	$ 2,065	$ 2,032	$ 4,336	$ 3,994
Non-reportable segment loss	(356)	(198)	(646)	(466)
Elimination of intersegment (gains) losses	(54)	(139)	(68)	(232)
Total consolidated other income	$ 1,655	$ 1,695	$ 3,622	$ 3,296

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following appears in accordance with the Securities Litigation Reform Act. These financial statements and discussion and analysis include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, and competition in the geographic business areas in which we conduct operations.

Management’s Discussion and Analysis

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of June 30, 2001, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2000. Total assets, loans, and deposits increased by 3.12%, 4.56% and 3.90% respectively. The growth in all areas is slightly less than the same period last year but consistent with management’s expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of June 30, 2001, the liquidity ratio was 21.57% which is within our target range of 20 - 25%. The banks have available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 3.60% of net interest income subjected to rising and falling rates of 200 basis points. We have positioned ourselves to be protected against any further changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to our assets. At June 30, 2001, the Company’s and banks' capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 2001 were as follows:

	Actual	Regulatory Minimum

Leverage	8.97%	4.00%
Risked Based Capital ratios:
Core Capital	11.75%	4.00%
Total Capital	13.01%	8.00%

Results of Operation

Net interest income for the six month period ended June 30, 2001 is up 4.14% over the same period for 2000, from $12,088,000 to $12,588,000 and is up 1.45% for the three month period ending June 30, 2001 from $6,227,000 to $6,317,000 for 2001. Interest income was up by 10.37% for the six month period ending June 30, 2001 from $22,542,000 to $24,879,000 and up 6.95% for the three month period ending June 30, 2001 from $11,615,000 to $12,422,000. The increase in interest income is due to an increase of 9.75% or $50,987,000 in earning assets from June 30, 2000 to June 30, 2001. Investment securities increased by $7,506,000 or 8.08% during the same period. Total loans increased $39,832,000 or 10.18% during the last twelve months. Interest expense was up 17.57% or $1,837,000 for the six month period ended June 30, 2001, over the same period in 2000 and up 13.31% or $717,000 for the three month period ending June 30, 2001, as compared to 2000. This increase in interest expense is due to an increase in interest bearing deposits of $44,102,000 or 10.87% from June 30, 2000 to June 30, 2001.   Due to our short-term asset sensitive position, interest expense has increased at a faster rate than interest income.  Management anticipates a recovery in the margin over the next twelve months.  The increases in interest income, interest expense, and net interest income were consistent with the budget projections made by management and are on target to be consistent with annual projections.

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner. We use two different methods of measuring risk in the portfolio: (a) Risk in our watch list of loans and past due ratios and (b) Percentage of classified loans. We then compare results to reserve balances to assure any and all identified risk are covered.

The provision for loan losses was $800,000 and $694,000 for the first six months of 2001 and 2000 respectively. This provision can fluctuate due to many factors as mentioned above and the volume Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the unguaranteed portion of any SBA loans. We currently have reserves totaling $1,072,000 for our unguaranteed portion of SBA loans.

The following table furnishes information on the loan loss reserve for the current six month reporting period and the same period for 2000.

	2001	2000

Beginning Balance	$ 6,306	$ 5,682

Less Charge Offs:
Real Estate Loans	(115)	0
Commercial Loans	(41)	(238)
Consumer Loans	(540)	(303)
Credit Cards	0	(5)

	(696)	(546)

Plus Recoveries
Real Estate Loans	7	0
Commercial Loans	14	45
Consumer Loans	37	82
Credit Cards	2	0

	60	127

Net Charge-offs	(636)	(419)

Provision for loan loss	800	694

Ending Balance	$ 6,470	$ 5,957

The provision for loan losses for the six month period ended June 30, 2001 represented 115% of charge-offs for the same period, while the provision for the first six months of 2000 represented 128% of the charge offs recorded in that period. The reserve at June 30, 2001 represented 194% of non-accrual loans while the reserve at June 30, 2000 represented 309% of non-accrual loans. Non-accrual loans have increased from $1,918,000 at June 30, 2000 to $3,335,000 as of June 30, 2001. Past due loans greater than 90 days and accruing interest have increased from $1,254,000 in 2000 to $3,154,000 in 2001. These increases are indicative of the overall state of the economy. We are also aware of a slight deterioration in loan quality. Management continues to take steps to address the issue of loan quality. We are currently outside our guideline of maintaining a loan loss reserve of 200% of non-performing assets. However, $86,000 of non-accrual loans are guaranteed by the Small Business Administration. The loan loss reserve balance to total loan ratio at June 30, 2001 was 1.48% as compared to 1.49% at June 30, 2000. Management considered the loan loss reserve to be adequate to absorb any anticipated losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

June 30, 2001

	Non-accrual Loans	Past Due 90 days still accruing	Restructured Debt

Real Estate Loans	$ 2,810	$ 2,516	$ 0
Commercial Loans	1,95	209	730
Consumer Loans	350	429	0

Total	$ 3,335	$ 3,154	$ 730

June 30, 2000

	Non-accrual Loans	Past Due 90 days still accruing	Restructured Debt

Real Estate Loans	$ 0	$ 0	$ 0
Commercial Loans	1,272	853	765
Consumer Loans	646	401	0

Total	$ 1,918	$ 1,254	$ 765

11

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

The banks place loans on non-accrual at such a time it is apparent that the collection of all principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income increased by 40.65% or $2,633,000 during the six month period ended June 30, 2001 as compared to the same period for 2000 and the three month period ending June 30, 2001 showed a 23.34% or $761,000 increase over the same three month period of 2000. This increase is primarily due to the increase in activity associated with an agreement between Financial Supermarkets, Inc. (FSI), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce ("CIBC") to establish banking pavilions in Florida. Management anticipates the level of activity associated with pavilion installations for CIBC to continue for the foreseeable future. Service charges on deposit accounts increased by $452,000 or 28.02% for the six month period ended June 30, 2001, and $232,000 or 26.85% for the three month period ended June 30, 2001, as compared to the same periods in 2000. The major change was the increase in non-sufficient funds (NSF) charges of $410,000 and $219,000 for the six month period and the three month period ended June 30, 2001, respectively, compared to the same period in 2000. NSF charges increased primarily as a result of our continued growth in accounts in the totally free checking program.

Other expenses increased by 20.68% or $2,713,000 for the six month period ended June 30, 2001, and 15.25% or $1,011,000 for the three month period ending June 30, 2001 as compared to the same periods in 2000. Salaries and benefits increased by $1,484,000 or 21.12% during the six month period ended June 30, 2001 compared to the same period in 2000. Full time equivalent employees increased from 347 at the end of June 2000 to 378 at the end of June 2001. Equipment and occupancy expenses were up by 24.64% or $497,000 for the six month period ended June 30, 2001, and 24.13% or $250,000 for the three month period ending June 30, 2001, as compared to the same period in 2000. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of three new supermarket banking centers; as well, as the overall growth of the Company’s banking operations. In other operating expenses, travel expenses increased $359,000 or 100.1%, sundry losses increased $79,000 or 143.8% and data processing expenses increased $25,000 or 10.8% for the six month period ending June 30, 2001 as compared to the same period in 2000.

We incurred income tax expenses of $649,000 which represents an effective rate of 28% for the three month period ended June 30, 2001 as compared to $811,000 which represents an effective tax rate of 32% for the same period in 2000. In addition, we incurred income tax expenses of $1,551,000 which represents an effective rate of 30% for the six month period ended June 30, 2001 as compared to $1,533,000 which represents an effective tax rate of 32% for the same period in 2000.

Net income for the six month period ended June 30, 2001, was $3,622,000 or an increase of 9.89% and for the three month period ended June 30, 2001, was $1,655,000 or a decrease of 2.36% over the same periods for 2000.   Due to scheduling delays in supermarket bank installations, management does not anticipate meeting its original budgeted projections and management cannot guarantee an overall increase in earnings in 2001 compared to 2000 due to the variation in the number of supermarket bank installations from year to year.

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

PART II - OTHER INFORMATION

ITEM 4.          Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 11, 2001. Total shares outstanding amounted to 2,181,830. A total of 1,854,316 shares (84.99%) were represented by shareholders in attendance or by proxy. The following directors were re-elected to serve for a one-year term. The results of the election were as follows:

	Shares Voted:

	For	Against	Abstain

Steven C. Adams	1,854,316	0	0
Edwin B. Burr	1,854,316	0	0
H. Calvin Stovall, Jr.	1,854,316	0	0
Dean C. Swanson	1,854,316	0	0
George D. Telford	1,854,316	0	0
Dr. A. Dan Windham	1,854,316	0	0
J. Alton Wingate	1,854,316	0	0
Lois M. Wood-Schroyer	1,854,316	0	0

ITEM 6.          Exhibits and Reports on Form 8-K

    Exhibits

None

    Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.

DATE: August 14, 2001	BY: /s/ Harry L. Stephens
Harry L. Stephens, Executive Vice President and Chief Financial Officer