Form 10-Q
period 2001-09-30
COMMUNITY BANKSHARES INC /GA/
filed 2001-11-14
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2001

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
November 30, 2001:   2,186,330

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2001 and December 31, 2000	2

	Consolidated Statements of Income
	and Comprehensive Income for Three
	Months Ended September 30, 2001 and 2000
	and Nine Months Ended September 30, 2001 and 2000	3

	Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8

PART II	OTHER INFORMATION
		12
Item 6.	Exhibits and Reports on Form 8 - K	13

	Signatures	14

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Dollars in thousands)
	(Unaudited)
	2001	2000

Assets

Cash and due from banks	$31,257	$38,410
Interest-bearing deposits in banks	496	454
Federal funds sold	23,545	12,125
Securities available-for-sale	71,749	61,069
Securities held-to-maturity (fair value $32,058 and $31,983)	29,614	31,193
Loans held for sale	308	1,012

Loans	447,333	417,909
Less allowance for loan losses	6,649	6,307

Loans, net	440,684	411,602

Premises and equipment	15,940	14,845
Other assets	19,012	19,613

Total assets	$632,605	$590,323

Liabilities and Shareholders’ Equity

Deposits
Non-interest-bearing demand	$78,158	$77,960
Interest-bearing demand	113,600	101,486
Savings	26,236	21,913
Time, $100,000 and over	114,002	102,842
Other time	213,584	203,294

Total deposits	545,580	507,495
Federal Home Loan Bank advances	10,000	10,000
Other borrowings	1,876	844
Other liabilities	17,715	18,646

Total liabilities	575,171	536,985

Redeemable common stock held by ESOP, 403,342 and 370,539 shares outstanding at September 30, 2001 and December 31, 2000	16,424	15,088

Shareholders’ equity
Common stock, par value $1; 5,000,000 shares authorized; 2,184,830 and 2,181,830 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	2,185	2,182
Capital surplus	6,169	6,142
Retained earnings	33,253	29,976
Accumulated other comprehensive income ( loss), net of tax	773	(50)
Less unearned ESOP Shares	(1,370)	-

Total shareholders’ equity	41,010	38,250

Total liabilities and shareholders’ equity	$632,605	$590,323

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Three Months Ended September 30, 2001 and 2000 and
Nine Months Ended September 30, 2001 and 2000

(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Interest income
Loans	$10,621	$10,479	$32,432	$30,134
Taxable securities	645	745	2,030	2,137
Nontaxable securities	615	557	1,836	1,598
Deposits in banks	9	4	23	11
Federal funds sold	185	199	633	646

Total interest income	12,075	11,984	36,954	34,526

Interest expense on deposits
Deposits	5,642	5,514	17,606	15,509
Other borrowings	170	232	497	691

Total interest expense	5,812	5,746	18,103	16,200

Net interest income	6,263	6,238	18,851	18,326
Provision for loan losses	401	382	1,201	1,076

Net interest income after provision for loan losses	5,862	5,856	17,650	17,250

Other income
Service charges on deposit accounts	1,155	958	3,220	2,571
Other service charges and fees	328	231	900	632
Gains on sale of loans	32	88	95	263
Trust Department fees	31	24	101	74
Nonbank subsidiary non-interest income	1,648	1,742	7,658	5,747
Other operating income	201	184	635	541

Total other income	3,395	3,203	12,609	9,754

Other expenses
Salaries and employee benefits	3,998	3,523	12,510	10,551
Occupancy expense	436	415	1,308	1,158
Equipment expense	606	684	2,248	1,958
Other operating expenses	2,382	1,892	7,185	5,963

Total other expenses	7,422	6,514	23,251	19,630

Income before income taxes	1,835	2,545	7,008	7,374

Income tax expense	516	766	2,067	2,299

Net income	$1,319	$1,779	$4,941	$5,075

Other comprehensive income:
Unrealized gains on ecurities available-for-sale arising during the period	466	403	823	496

Total other comprehensive income	466	403	823	496

Comprehensive income	$1,785	$2,182	$5,764	$5,571

Basic earnings per common share	$0.60	$0.82	$2.26	$2.33

Diluted earnings per common share	0.60	0.81	2.24	2.31

Cash dividends per share of common stock	$.05	$.0435	$.10	$.087

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2001 and 2000

(Dollars in thousands)
(Unaudited)
	2001	2000

OPERATING ACTIVITIES
Net income	$4,941	$5,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,927	2,012
Provision for loan losses	1,201	1,076
Provision for other real estate	0	5
Deferred income taxes	(340)	(201)
Decrease in loans held for sale	704	1,045
Net (gains) losses on sale of other real estate	14	(35)
(Increase) decrease in interest receivable	167	(1,094)
Increase in interest payable	4,474	1,760
Increase (decrease) in taxes payable	(1,012)	211
Increase (decrease) in accounts receivable of nonbank subsidiary	959	184
Decrease in work in process of nonbank subsidiary	595	(1,045)
(Increase) decrease in accruals and payables of nonbank subsidiary	(4,657)	3,922
Other operating activities	(1,074)	(1,265)

Net cash provided by Operating activities	7,899	11,650

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(31,978)	(13,826)
Proceeds from sale of securities available-for-sale	5,719	0
Proceeds from maturities of securities available-for-sale	16,961	2,248
Purchases of securities held-to-maturity	0	(1,737)
Proceeds from maturities of securities held-to-maturity	1,579	1,760
Net increase in Federal funds sold	(11,420)	(11,130)
Net increase in interest-bearing deposits in banks	(42)	(214)
Net increase in loans	(32,974)	(28,168)
Purchase of premises and equipment	(2,695)	(2,160)
Proceeds from sales of other real estate	978	1,242

Net cash used in Investing activities	(53,872)	(51,985)

FINANCING ACTIVITIES
Net increase in deposits	38,085	40,223
Decrease in FHLB advances	0	(5,000)
Increase in other borrowings	1,032	-
Repayment of other borrowings	0	(115)
Proceeds for the exercise of stock options	30	-
Dividends paid	(327)	(284)

Net cash provided by financing activities	38,820	34,824
Net decrease in cash and due from banks	$(7,153)	$(5,511)

Cash and due from banks at beginning of the period	38,410	31,834

Cash and due from banks at end of the period	$31,257	$26,323

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$13,629	$17,960
Income taxes	$3,419	$2,289

NONCASH TRANSACTIONS
Unrealized gains on securities available-for sale	$(1,372)	$(827)

Principal balances on loans and premises and equipment transferred to other real estate	$2,691	$1,101

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

The results of operations for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.            EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).
	Three Months Ended September 30, 2001 (Dollars in Thousands, except per share amounts)

	Net Income	Weighted-Average Shares	Per Share Amount

Basic EPS	$ 1,319	2,185	$ 0.60
Effect of Dilutive Securities Stock options	0	19

Diluted EPS	$ 1,319	2,204	$ 0.60

	Three Months Ended September 30, 2000 (Dollars in Thousands, except per share amounts)

	Net Income	Weighted-Average Shares	Per Share Amount

Basic EPS	$ 1,779	2,179	$ 0.82

Effect of Dilutive Securities Stock options	0	20
Diluted EPS	$ 1,779	2,199	$ 0.81

	Nine Months Ended September 30, 2001 (Dollars in Thousands, except per share amounts)

	Net Income	Weighted-Average Shares	Per Share Amount

Basic EPS	$ 4,941	2,183	$ 2.26
Effect of Dilutive Securities Stock options	0	19

Diluted EPS	$ 4,941	2,202	$ 2.24

	Nine Months Ended September 30, 2000 (Dollars in Thousands, except per share amounts)

	Net Income	Weighted-Average Shares	Per Share Amount

Basic EPS	$ 5,075	2,179	$ 2.33
Effect of Dilutive Securities Stock options	0	20

Diluted EPS	$ 5,075	2,199	$ 2.31

NOTE 3.            SEGMENT INFORMATION

Selected segment information by industry segment for the three and nine month periods ended September 30, 2001 and 2000 is as follows:
	Reportable Segments (Dollars in thousands)

For the three month period ended September 30, 2001	Banking	FinancialSupermarkets	All Other	Total

Revenue from external customers	$13,848	1,628	61	$15,537
Intersegment revenues (expenses)	(206)	256	475	525
Segment profit (loss)	1,313	360	(371)	1,302
Segment assets	$636,286	22,834	3,950	$663,070

	Reportable Segments (Dollars in thousands)

For the three month period ended September 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$13,482	1,736	66	$15,284
Intersegment revenues (expenses)	(211)	309	581	679
Segment profit (loss)	1,426	581	(191)	1,816
Segment assets	$563,034	23,703	3,045	$589,782

	Reportable Segments (Dollars in thousands)

For the nine month period ended September 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$42,006	7,562	337	$49,905
Intersegment revenues	(658)	908	1,435	1,685
Segment profit	$3,817	2,193	(1,017)	$4,993
Segment assets	$636,286	22,834	3,950	$663,070

	Reportable Segments (Dollars in thousands)

For the nine month period ended September 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$38,731	5,902	194	$44,827
Intersegment revenues	(578)	857	1,744	2,023
Segment profit	$4,042	1,959	(657)	$5,344
Segment assets	$563,034	23,703	3,045	$589,782

	For the three months Ended September, 30		For the nine months Ended September, 30

	2001	2000	2001	2000

Net Income				$
Total profit for reportable segments	$1,673	2,007	6,010	6,001
Non-reportable segment loss	(371)	(191)	(1,017)	(657)
Elimination of intersegment (gain)loss	17	(37)	(52)	(269)

Total consolidated other income	$1,319	1,779	4,941	$5,075

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

The terrorist attacks that occurred in New York City and Washington D.C. on September 11, 2001, and the United States’ subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market areas may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

Management Discussion and Analysis

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of September 30, 2001, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2000. Total assets, loans, and deposits increased by 7.16%, 6.88% and 7.50% respectively. The growth in total assets and deposits is slightly less than the same period last year but consistent with management’s expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of September 30, 2001, the liquidity ratio was 22.13% which is within our target range of 20 - 25%. The banks have available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 6.00% of net interest income subjected to rising and falling rates of 200 basis points. Our guideline is to allow no more than 8.00% change in net interest income for these scenarios; therefore, we are within policy guidelines. We have positioned ourselves to be protected against any further changes in rates in either direction.

Capital

Banking regulation requires the Company and the Bank’s to maintain capital levels in relation to our assets. At September 30, 2001, the Company’s and the banks’ capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 2001 were as follows:

	Actual	Regulatory Minimum

Leverage	8.95%	4.00%
Risked Based Capital ratios:
Core Capital	11.70%	4.00%
Total Capital	12.95%	8.00%

During the third quarter of 2001, the company has entered into an internally leveraged employee stock option plan.  Future lending will be provided on an as needed basis.

Results of Operation

Net interest income for the nine month period ended September 30, 2001 is up 2.86% over the same period for 2000, from $18,326,000 to $18,851,000, and is up 0.40% for the three month period ending September 30, 2001 from $6,238,000 to $6,263,000 for 2001. Interest income was up by 7.03% for the nine month period ending September 30, 2001 from $34,526,000 to $36,954,000 and up 0.75% for the three month period ending September 30, 2001 from $11,984,000 to $12,075,000. The increase in interest income is due to an increase of 12.69% or $67,289,000 in earning assets from September 30, 2000 to September 30, 2001. Investment securities increased by $7,899,000 or 8.45% during the period. Total loans increased during the last year by $44,782,000 or 11.31%. Interest expense was up 11.75% or $1,903,000 for the nine month period ended September 30, 2001, over the same period in 2000 and up 1.15% or $66,000 for the three month period ending September 30, 2001, as compared to 2000. This increase in interest expense is due to an increase in interest bearing deposits of $53,132,000 or 12.82% from September 30, 2000 to September 30, 2001. Due to our short-term asset sensitive position, interest expense has increased at a faster rate than interest income. Net interest margins during the third quarter have narrowed significantly and fallen beyond management’s projections. Management anticipates some recovery in the margin over the next twelve months due to the repricing of liabilities.

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner. We use two different methods of measuring risk in the portfolio: (a) Risk in our watch list of loans and past due ratios and (b) Percentage of classified loans. We then compare results to reserve balances to assure any and all identified risk are covered.

The provision for loan losses was $1,201,000 and $1,076,000 for the first nine months of 2001 and 2000 respectively. This provision can fluctuate due to many factors as mentioned above and the volume Small Business Administration (SBA) loans closed, as we have a policy of reserving 5% of the unguaranteed portion of any SBA loans. We currently have reserves totaling $1,022,000 for our unguaranteed portion of SBA loans.

The following table furnishes information on the loan loss reserve for the current nine month reporting period and the same period for 2000.

	2001	2000

Beginning Balance	$6,307	$5,682

Less Charge Offs:
Real Estate Loans	(151)	0
Commercial Loans	(117)	(346)
Consumer Loans	(726)	(428)
Credit Cards	(11)	(7)

	(1,005)	(781)
Plus Recoveries
Real Estate Loans	11	0
Commercial Loans	14	50
Consumer Loans	119	106
Credit Cards	2	2

	146	158

Net Charge-offs	(859)	(623)

Plus Provision	1,201	1,076

Ending Balance	$6,649	$6,135

The provision for loan losses was $1,201,000 and $1,076,000 for the first nine months of 2001 and 2000 respectively. The provision for loan losses for the nine month period ended September 30, 2001 represented 120% of charge-offs for the same period, while the provision for the first nine months of 2000 represented 138% of the charge offs recorded in that period. The most significant charge-offs are consumer loans, which are typically unsecured or secured by consumer products. The reserve at the end of September 30, 2001 represented 184% of non-accrual loans while the reserve at September 30, 2000 represented 462% of non-accrual loans. Non-accrual loans have increased from $1,327,000 at September 30, 2000 to $3,613,000 as of September 30, 2001. Past due loans greater than 90 days and accruing interest have decreased from $2,418,000 in 2000 to $2,121,000 in 2001. The increase in non-accrual loans is indicative of the overall state of the economy. Management is aware of a deterioration in loan quality believed to be related to the continuing decline in the overall economy. We are currently outside our guideline of maintaining a loan loss reserve of 200% of non-performing assets. As of September 30, 2001, non-accrual loans and other real estate owned included three loans totaling approximately $3,800,000, which greatly contributes to our being outside our guideline of non-performing assets compared to the loan loss reserve. The loan loss reserve balance to total loan ratio at September 30, 2001 was 1.49% as compared to 1.51% at September 30, 2000. During the fourth quarter we anticipate additional charge-offs. Depending on the level of those charge-offs, management may have to increase its provision for loan losses in order to maintain an adequate reserve. As of September 30, 2001, management considered our allowance for loan losses adequate to cover any known losses.

The following table is a summary of Non-accrual, Past Due and Restructured Debt:
September 30, 2001

	Non-accrual Loans	Past Due 90 days Still accruing	Restructured Debt

Real Estate Loans	3,064	1,515	0
Commercial Loans	137	302	1,274
Consumer Loans	412	304	0

Total	3,613	2,121	1,274

September 30, 2001

	Non-accrual Loans	Past Due 90 days Still accruing	Restructured Debt

Real Estate Loans	0	0	0
Commercial Loans	855	1,848	758
Consumer Loans	472	570	0

Total	1,327	2,418	758

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

Other income increased by 29.27% or $2,855,000 during the nine month period ended September 30, 2001 as compared to the same period for 2000 and the three month period ending September 30, 2001 showed a 5.99% or $192,000 increase over the same three month period of 2000. This increase is primarily due to the increase in activity associated with an agreement between Financial Supermarkets, Inc. (FSI), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce ("CIBC") to establish banking pavilions in. Management anticipates the level of activity associated with pavilion installations for CIBC to continue for the foreseeable future. Service charges on deposit accounts increased by $649,000 or 25.24% for the nine month period ended September 30, 2001, and $197,000 or 20.56% for the three month period ended September 30, 2001, as compared to the same periods in 2000. Non-sufficient funds (NSF) charges increased $507,000 and $97,000 for the nine month period and the three month period ended September 30, 2001, respectively, compared to the same period in 2000. NSF charges increased primarily as a result of the Company’s continued growth in accounts in the totally free checking program.

Other expenses increased by 18.45% or $3,621,000 for the nine month period ended September 30, 2001, and 13.94% or $908,000 for the three month period ending September 30, 2001 as compared to the same periods in 2000. Salaries and benefits increased by $1,959,000 or 18.57% during the nine month period ended September 30, 2001 compared to the same period in 2000. Full time equivalent employees increased from 345 at the end of September 2000 to 383 at the end of September 2001. Equipment and occupancy expenses were up by 14.12% or $440,000 for the nine month period ended September 30, 2001 as compared to the same period in 2000. The increase in full time equivalent employees as well as equipment and occupancy expenses was influenced by the addition of three new supermarket banking centers during the past twelve months as well as the overall growth of the Company’s banking operations. In other operating expenses, travel expenses increased $552,000 or 104.62% due to required travel in a non-bank subsidiary, sundry losses increased $168,000 or 164.09% and data processing expenses increased $41,000 or 11.65% for the nine month period ending September 30, 2001 as compared to the same period in 2000.

We incurred income tax expenses of $516,000 which represents an effective rate of 28% for the three month period ended September 30, 2001 as compared to $766,000 which represents an effective tax rate of 30% for the same period in 2000. In addition, we incurred income tax expenses of $2,067,000 which represents an effective rate of 29% for the nine month period ended September 30, 2001 as compared to $2,299,000 which represents an effective tax rate of 31% for the same period in 2000.

Net income for the nine month period ended September 30, 2001, was $4,941,000 or a decrease of 2.64% and for the three month period ended September 30, 2001, was $1,319,000 or a decrease of 25.86% over the same periods for 2000. Due to scheduling delays in supermarket bank installations, the variation in the number of supermarket bank installations from year to year, as well as the current narrowing of the Bank's net interest margin and the increase in loan loss provision; management does not anticipate meeting its original budgeted projections and management cannot guarantee an overall increase in earnings in 2001 compared to 2000.

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
COMMUNITY BANKSHARES, INC.

DATE: November 13, 2001	By:	/s/ Harry L. Stephens
Harry L. Stephens, Executive Vice President and Chief Financial Officer