Form 10-K
period 2001-12-31
COMMUNITY BANKSHARES INC /GA/
filed 2002-04-01
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

Commission File Number 33-81890

Community Bankshares, Inc.

(Exact name of registrant as specified in its charter)
Georgia	58-1415887

(State or other jurisdiction of	(I. R. S. Employer
Incorporation or organization)	Identification No.)

448 North Main Street, Cornelia, Georgia 30531

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (706) 778-2265

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Not applicable.  Registrant is not required to be registered under the Securities Exchange Act of 1934.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 2002: $ 38,102,660 (based upon approximate market value of $41.32 /share, the latest sales price known to the Registrant for the Common Stock, for which there is no established trading market.

As of March 18, 2002, 2,186,330 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

PART 1

ITEM 1.       BUSINESS.

                Community Bankshares, Inc. (the “Company”) was organized under the laws of Georgia in 1980 and commenced operations in 1981.  The Company is a registered financial holding company.  All of the Company’s activities are currently conducted by or through its subsidiaries, Community Bank & Trust (“Community”), Community Bank & Trust-Alabama (“Community-Alabama”), and Community Bank & Trust-Troup (“Community-Troup”)  (collectively, the “Community Banking Subsidiaries”) and the non-bank subsidiaries of Community, Financial Supermarkets, Inc. (“Financial Supermarkets”) and Financial Properties, Inc. (“Financial Properties”).

                All references herein to the Company include Community Bankshares, Inc., the Community Banking Subsidiaries, Financial Supermarkets and Financial Properties, unless the context indicates a different meaning.

Forward Looking Statements

                This Form 10-K, both in the Management’s Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although we believe the assumptions underlying the forward-looking statements contained in the discussions are reasonable, any of the assumptions could be inaccurate; therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where we operate); competition from other providers of financial services; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of our credit customers; and other risks detailed in our filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond our control.  We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

                DEPOSITS.    Each Community Banking Subsidiary offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2001, our aggregate deposit base, totaling approximately $562.2 million, consisted of approximately $81.2 million in non-interest-bearing demand deposits (14.44% of total deposits), approximately $131.0 million in interest-bearing demand deposits (including money market accounts) (23.30% of total deposits), approximately $26.5 million in savings deposits (4.71% of total deposits), approximately $210.0 million in time deposits in amounts less than $100,000 (37.35% of total deposits), and approximately $113.5 million in time deposits of $100,000 or more (20.20% of total deposits).

                LOANS.    Each Community Banking Subsidiary makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers.  In addition, the Company operates a loan production office in Gainesville, Georgia through Community.  The Gainesville loan production office funds and sells on the open market loans guaranteed by the Small Business Administration (the “SBA”) and servicing rights with respect to those loans.  Each Community Banking Subsidiary also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2001, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 11.84%, 75.93% and 11.69%, respectively, of our total loan portfolio.  The real estate loans made by each Community Banking Subsidiary include residential real estate construction, acquisition and development loans, as well as some loans for other purposes, which are secured by real estate.

                Commercial lending is directed principally toward businesses within the defined market area of the Community Banking Subsidiaries or existing or potential deposit customers of the Community Banking Subsidiaries.  The Gainesville loan production office, however, makes a large portion of loans to individuals and businesses that are not located in its market area. Collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment.  Commercial lending decisions are based upon a determination of the borrower’s ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower’s cash flow, sales trends and inventory levels, as well as relevant economic conditions.  This category includes loans made to individuals, partnership or corporate borrowers that are obtained for a variety of purposes.  Risks associated with these loans can be significant.  Risks include, but are not limited to, fraud, bankruptcy, economic downturn in industry trends, deteriorated or non-existing collateral, and changes in interest rates.

                Some loans secured by real estate, which are made to businesses, are categorized as real estate loans.  Often, real estate collateral is deemed to be superior to other collateral available to small- to medium-sized businesses.  The underwriting standards of and risks to the Community Banking Subsidiaries are as described below with respect to real estate loans.

                The Community Banking Subsidiaries offer traditional first mortgage loans to individuals for one-to-four family structures.  These loans are sold in the secondary market.  Since the Community Banking Subsidiaries are originators of mortgages rather than investors, they sell them servicing-released.  They offer loan-to-value amounts from 70% to 95%.  Various types of fixed-rate and variable-rate products are available.  Risks involved with residential mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, interest rate fluctuations and financial deterioration of the borrower.

                The Community Banking Subsidiaries also make residential construction loans, generally for one-to-four family unit structures.  The Community Banking Subsidiaries require a first lien position on the loans associated with construction projects and offer these loans only to bona fide professional building contractors.  Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications, and survey for the construction project and not being diverted to other uses.  The loan-to-value limit for such loans is 85% for non-owner occupied and 90% for owner occupied of the as-built appraised value.  Loans for construction can present a high degree of risk depending on, among other things, whether the builder can sell the home to a buyer and the nature of changing economic conditions.  In addition all loans for development and construction projects should have a take-out commitment from one of the Community Banking Subsidiaries or from another qualified lender, which should be in writing prior to closing of the construction loan.

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

                In addition, the Community Banking Subsidiaries make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments.  Consumer lending decisions are based on a determination of the borrower’s ability and willingness to repay the loan, which in turn are affected by such factors as the borrower’s income, job stability, previous credit history and any collateral for the loan.  Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, a general economic downturn, bankruptcy, layoffs and consumer financial problems.

                LENDING POLICY.    The current lending strategy of each Community Banking Subsidiary is to offer consumer, real estate and commercial credit services to individuals and entities that meet our credit standards.  Each Community Banking Subsidiary provides its lending officers with written guidelines for lending activities.  Lending authority is delegated by the Board of Directors of the particular Community Banking Subsidiary to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.

                LOAN REVIEW AND NON-PERFORMING ASSETS.    Each Community Banking Subsidiary reviews its loan portfolio to determine deficiencies and corrective action to be taken, and the Company reviews the loan portfolio of each Community Banking Subsidiary.  Senior lending officers conduct periodic reviews of borrowers and ongoing reviews of all past due loans.  Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Community Banking Subsidiary’s Board of Directors.  Each Board of Directors review all loans for Community over $400,000 and samples below $400,000, all loans for Community – Alabama over $100,000 and samples below $100,000 and all loans for Community-Troup over $200,000 and samples below $200,000 whether current or past due, at least once annually.  In addition, each Community Banking Subsidiary maintains internal classifications of problem and potential problem loans.

                ASSET/LIABILITY MANAGEMENT.    Each Community Banking Subsidiary’s Board of Directors is charged with establishing policies to manage the assets and liabilities of the bank.  Each Board’s task is to manage asset growth, net interest margin, liquidity and capital.  The Board directs the bank’s overall acquisition and allocation of funds.  At monthly meetings, a committee of our executives  receives a report from each bank with regard to the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local and state economy.

                INVESTMENT POLICY.    Our investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints.  The policy is reviewed from time to time by our Board of Directors.  Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors of each bank or a committee thereof.  The President of each Community Banking Subsidiary implements the policy and reports to the bank’s full Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Business Description of Non-Banking Subsidiaries

                FINANCIAL SUPERMARKETS.  Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community and has four divisions.  Financial Supermarkets’ primary division, The Supermarket Bank, provides various consulting and licensing services to financial institutions in connection with the establishment of bank branches in supermarkets and retail stores.  These services are marketed to international, national, regional and community financial institutions.  Financial Supermarkets enters into agreements primarily with major supermarket chains for the right to establish bank branches in particular sites.  Financial Supermarkets then licenses such rights, along with the right to operate the “Supermarket Bank”, to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

                Since 1984, Financial Supermarkets has assisted clients with the development of Supermarket Bank facilities in grocery stores throughout the United States.  Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta, Georgia, and Memphis-based National Commerce Bank Services, Inc.

                Over its 17-year history, Financial Supermarkets has expanded the scope of its business beyond the supermarket bank industry.  In 1988, it formed a consulting division for the financial services industry.  The division is based in Atlanta and works with financial institutions across the Southeastern United States with regard to state and federal regulatory compliance issues and other day-to-day operational matters.

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

                In 2000, Financial Supermarkets invested in Internet EMC and Unus, Inc, two companies that work together in providing wholesale internet service.

                FINANCIAL PROPERTIES. Community acquired in March 1998 Financial Properties, Inc.   (“Financial Properties”).   Financial Properties engages in real estate brokerage and related activities primarily in Habersham, Stephens and Jackson Counties, Georgia.

Competition

                The banking business is highly competitive.  Community competes with four other institutions in Habersham County, Georgia, three institutions in White County, Georgia, nine institutions in Hall County, Georgia, five institutions in Jackson County, Georgia and one institution in Banks County, Georgia; Community-Alabama competes with one other depository institution in Bullock County, Alabama, and eleven other depository institutions in Montgomery, Alabama, and Community-Troup competes with eight other depository institutions in Troup County, Georgia and nineteen institutions in Muscogee County, Georgia.  Each Community Banking Subsidiary also competes with other financial service organizations, including savings banks, finance companies, credit unions and certain governmental agencies.  To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.  Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which each Community Banking Subsidiary operates.

                The business of the Community Banking Subsidiaries is not  seasonal.  Construction and development lending are strongest in the spring and summer.  Building slows somewhat in the fall and winter, but not to the degree that there is an appreciable impact upon the balance sheets or statement of earnings of any particular Community Banking Subsidiary.

Employees

                At December 31, 2001, we had 348 full-time employees and 45 part-time employees.  Neither we nor any of our subsidiaries are a party to any collective bargaining agreement, and our management believes that our employee relations are good.

Supervision and Regulation

                GENERAL.   We are a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Act”).  We are required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

                The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.

                Financial holding companies have the authority to engage in activities that are “financial in nature” that are not permitted for other bank holding companies.  Activities that are financial in nature include activities that the Federal Reserve Board had determined by order or regulation, prior to the adoption of the GLB Act, to be closely related to banking or managing or controlling banks or to be a proper incident thereto.  Some of the activities that the Act provides are financial in nature are:

  lending, exchanging, transferring, investing for others or safeguarding money or securities;
  insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
  providing financial, investment, or economic advisory services, including advising an investment company;
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

  underwriting, dealing in, or making a market in securities.

                We must also register with the Department of Banking and Finance of the State of Georgia (the “DBF”) and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to our financial condition, operations, management and inter-company relationships,  Community and Community-Troup and related matters.  The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine us and each of the Georgia Community Banking Subsidiaries.

                We are an “affiliate” of the Community Banking Subsidiaries under the Federal Reserve Act, which imposes certain restrictions on (i ) loans by the Community Banking Subsidiaries to the Company,  (ii)  investments in the stock or securities of the Company by the Community Banking Subsidiaries,  (iii)  the Community Banking Subsidiaries taking the stock or securities of an “affiliate” as collateral for loans by the Community Banking Subsidiaries to a borrower and (iv) the purchase of assets from the Company by the Community Banking Subsidiaries.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

                Community and Community-Troup, as Georgia banking associations, are subject to the supervision of, and are regularly examined by, the Federal Deposit Insurance Corporation (the “FDIC”) and the DBF.  Community-Alabama is subject to the supervision and examination of the Alabama State Banking Department (the “ABD”) in addition to the FDIC.  Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving Community or Community-Troup.  The ABD must grant prior approval of any merger, consolidation or other corporate reorganization involving Community-Alabama.  A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

                PAYMENT OF DIVIDENDS.   We are a legal entity separate and distinct from the Community Banking Subsidiaries.  Most of our  revenues result from dividends paid to us by the Community Banking Subsidiaries.  There are statutory and regulatory requirements applicable to the payment of dividends by the Community Banking Subsidiaries, as well as by us to our shareholders.

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

                Under the regulations of the ABD, dividends may be declared by a state bank without obtaining the prior written approval of the ABD only if  (i)  the bank’s surplus (as defined by regulation) is equal to at least 20% of its capital (as defined by regulation) and  (ii)  the aggregate of all dividends declared or anticipated to be declared in the calendar year does not exceed the total of its net earnings (as defined by regulation) of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus.  No dividends may be paid from an Alabama bank’s surplus without the prior written approval of the ABD.

                The payment of dividends by the Company and the Community Banking Subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Community Banking Subsidiaries, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Community Banking Subsidiary’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Community Banking Subsidiaries.  At December 31, 2001, retained earnings available from the Community Banking Subsidiaries to pay dividends totaled approximately $5.0 million, which did not require regulatory approval.  For 2001, the Company’s cash dividend payout to shareholders was 6.40% of net income.

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

                CAPITAL ADEQUACY.   The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have  (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%);   (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders’ equity to risk-risk-weighted assets of four percent (4%).  In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets (4% for all but the most highly-rated banks and bank holding companies).  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated  subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and  bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

                In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total asset ratio reaches two percent (2%).  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

                The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios:    (1) A “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;  (2)  an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%;  (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%;  (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and  (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.   Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for

 “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, all of the Community Banking Subsidiaries were “well capitalized” institutions at December 31, 2001.

                Set forth below are pertinent capital ratios for the Company and the Community Banking Subsidiaries as of December 31, 2001.

	Community	Community- Alabama	Community- Troup	The Company

Tier One Capital to Risk-based Assets:	11.99%	12.48%	10.60%	12.15%

Total Capital to Risk- based Assets	13.24%	13.73%	11.85%	13.41%

Leverage Ratio (Tier One Capital to Average Assets)	8.77%	8.69%	7.93%	8.89%

                RECENT LEGISLATIVE AND REGULATORY ACTION.

                On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry.  The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting.  The bill also allows bank holding companies to engage in financial activities that are “financial in nature or complementary to a financial activity.”  The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others.  The bill also:

  Prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

  Establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot “prevent or significantly interfere” with affiliations between banks and insurance firms.

  Contains provisions designed to protect consumer privacy.  The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to “opt out” of information sharing except with unaffiliated third parties who market the institutions’ own products and services or pursuant to joint agreements between two or more financial institutions.

  Provides for functional regulation of a bank’s securities activities by the Securities and Exchange Commission.

                Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

ITEM 2.      PROPERTIES.

                Community’s main office is located at 448 North Main Street, Cornelia, Georgia.  Community-Alabama’s main office is located at 202 N. Powell Street, Union Springs, Alabama.  Community-Troup’s main office is located at 201 Broad Street, LaGrange, Georgia.  Community has twenty-six branch offices (five owned and twenty-one leased, eighteen of which are operated in  store locations) located in Athens, Auburn, Banks County, Cornelia, Clarkesville, Clayton, Cleveland, Commerce, Demorest, Gainesville, Jefferson and Toccoa, Georgia.  The Bank owns the property occupied by the operations center and the trust department in Cornelia.  In addition, the Bank leases the property occupied by the Loan Production Office in Gainesville.  Community-Alabama has two branches (leased and operated in store locations) in Montgomery, Alabama.  Community – Troup has one branch office (leased and operated in a store location)  in LaGrange, Georgia and one branch office (leased and operated in a store location) in Columbus, Georgia.  Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases a division office in Atlanta, Georgia.  Management of the Company believes that all of its properties are adequately covered by insurance.

ITEM 3.      LEGAL PROCEEDINGS.

                The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                There is no established public trading market for the Common Stock.  As of January 1, 2002, there were 465 holders of record of the Common Stock.  Management is aware of 88 and 32 trades of Company stock during 2001 and 2000, respectively.  During 2001, trades ranged from 10 shares to 48,919 shares at prices ranging from $40.00 to $44.00 per share.  During 2000, trades ranged from 25 shares to 13,849 shares at prices ranging from $33.00 to $40.00 per share.

                In 2001, the Company declared cash dividends of $ 0.21 per share. The Company declared cash dividends of $ 0.18 and $ 0.15 per share in 2000 and 1999, respectively.  The Company intends to continue to pay cash dividends.  However, the amount and frequency of dividends will be determined by the Company’s Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company’s ability to pay dividends will also be dependent on cash dividends paid to it by the Community Banking Subsidiaries.  The ability of the Community Banking Subsidiaries to pay dividends to the Company is restricted by applicable regulatory requirements.  See “ITEM 1 -- BUSINESS -- Supervision and Regulation.”

ITEM 6.                  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001	2000	1999	1998	1997

	Dollars in Thousands, Except Per Share Amounts

SELECTED STATEMENTINCOME OF DATA:

Total interest income	$48,502	$47,039	$40,290	$34,613	$28,703

Total interest expense	23,240	22,303	17,697	15,950	13,191

Net Interest income	25,262	24,736	22,593	18,663	15,512

Provision for loan losses	2,364	1,620	1,637	1,165	936

Nonbank subsidiary income	10,826	8,915	6,720	9,043	8,820

Other income	6,951	5,678	4,790	4,338	3,599

Other expenses	30,425	27,085	23,831	20,402	18,724

Net income	7,175	7,622	6,076	7,032	5,647

Diluted earnings per share	3.26	3.46	2.80	3.20	2.60

Cash dividends per share	0.21	0.18	0.15	0.15	0.14

SELECTED BALANCE SHEET DATA:

Total assets	$646,209	$590,323	$516,150	$460,593	$377,080

Total deposits	562,215	507,495	444,056	405,283	335,545

Other borrowings	12,070	10,844	16,054	5,808	462

Redeemable common stock held
by ESOP net of unearned ESOP shares related to ESOP debt	15,160	15,088	13,982	14,254	10,622

Shareholders’ equity	43,443	38,249	30,820	26,291	23,119

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION.

                The following is a discussion and analysis of the Company’s financial condition at December 31, 2001 and 2000 and the results of operations for the three year period ended December 31, 2001.  The purpose of the discussion is to focus on information about the Company’s financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

                BALANCE SHEET REVIEW.  We experienced moderate growth during 2001.  For the year ended December 31, 2001, consolidated assets grew $55.9 million, or 9.47%, down from 2000 growth of $74.2 million or 14.37%.  During 2001,  our average assets were $612.6 million, compared with $546.4 million during 2000.  This represents a 12.13% increase in average assets during 2001 compared with a 10.45% increase during 2000.

                Our total earning assets, which include investment securities, loans, federal funds sold, and interest-bearing deposits in banks increased $57.5 million or 10.98% during 2001.  During 2000, earning assets increased  $62.7 million, or 13.60%.  Average earning assets for 2001 were $555.2 million, an increase of 11.49% over average earning assets in 2000 which were $498.0 million or an increase of 12.34% over 1999.

                Our total investments increased by $16.4 million or 17.84% over 2000.  Average investments were $97.8 million for 2001, a 10.68% increase over average investments for 2000.  The net increase occurred  in the available for sale portfolio.

                Our total loans grew by $36.9 million during 2001 for an increase of 8.80% over  2000.  During 2001 average loans were $436.4 million or an increase of 10.44% over 2000 compared to an increase during 2000 of 12.82% to $395.2 million.  The increase in loans is primarily the result of continued loan growth in our existing markets.

                 Federal funds sold increased by $4.2 million or 34.93% from year-end 2000 to 2001.  Average federal funds for 2001 were $20.3 million or a 43.58% increase.  During 2000, average federal funds sold increased by $1.0 million or 8.01% as compared to 1999.

                The growth in total assets for the year ended December 31, 2001 resulted mainly from growth in deposits.  Consolidated deposits grew $54.7 million or 10.78% in 2001 as compared to $63.4 million or 14.29% in 2000.  The majority of this increase in total deposits was concentrated in interest bearing demand deposits and time deposits.  We experienced a 9.66% increase in average interest bearing demand with a 9.01% growth in average noninterest bearing demand, a 10.42% growth in average savings and a 13.60% increase in average time deposits. We borrowed $1.5 million from SunTrust Bank  to increase our outstanding debt to $12.1 million in 2001.  The loan proceeds were used to fund a loan to our employee stock ownership plan for the acquisition of available common stock.

                At December 31, 2001, we reported net unrealized gains of approximately $7,000 in the securities available for sale portfolio as compared to net unrealized losses of approximately $84,000 at December 31, 2000.  Net unrealized gains (losses) represent the difference in the amortized cost of those securities compared to the fair value at those dates and are included in shareholders’ equity, net of the tax effect. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run.  In 2001 we sold $6.7 million of securities classified as available for sale, realizing net gains of approximately $48,000 on a consolidated basis.  In 2000, we sold $1.2 million of securities classified as available for sale, realizing net losses of approximately $2,000 on a consolidated basis.  The held to maturity securities portfolio included net unrealized gains of approximately $781,000 at December 31, 2001 compared to net unrealized gains of $790,000 in 2000.   Table 4 of the Selected Statistical Data summarizes the combined investment portfolios by types of securities.  U.S. Treasury and other U.S. Government agencies and corporations represent 43.08% of the total portfolio, which typically provide reasonable returns with limited risk.  The remaining portfolio is comprised of municipal securities,  and equity securities, which provide, in general, higher returns on a tax equivalent basis, with greater risk elements.   Management regularly monitors our investment portfolios and utilizes forecasting models to project our net interest margin in various rising, flat, and falling interest-rate scenarios.  In a changing interest rate environment, management would act to change our asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates.  We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income.  Except for the effect of inflation on interest rates, inflation does not have a material impact on us due to variability and short-term maturities of our earning assets repriced or matured within one year.

                LIQUIDITY AND CAPITAL RESOURCES.  The liquidity and capital resources of the Company and the Community Banking Subsidiaries are monitored by management and periodically by state and federal regulatory authorities.  The individual Community Banking Subsidiaries’ liquidity ratios at December 31, 2001 were considered satisfactory under their own guidelines as well as regulatory guidelines.  At that date, the Community Banking Subsidiaries’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

                The purpose of liquidity management is to ensure that cash flow is sufficient to satisfy demands for credit, withdrawals, and other needs for us.  Traditional sources of liquidity include asset maturities and growth in core deposits.  A company may achieve its desired liquidity objectives from the management of assets and liabilities, and through funds provided by operations.  Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.  The liability base provides sources of liquidity through deposit growth and accessibility to market sources of funds.  Our markets have traditionally provided us with a stable deposit base with healthy growth.  In addition, we have lines of credit available.  We believe our sources of liquidity are stable and reliable for the foreseeable future.

                Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows are influenced by interest rates, general economic conditions and competition and may fluctuate significantly.  We attempt to price our deposits to meet our asset/liability objectives consistent with local market conditions.

                Cash flows for us are of three major types.  Cash flows from operating activities consist primarily of interest and fees received on loans, interest received on  securities, Federal funds sold, and interest bearing deposits less cash paid for interest and operating expenses.  Investing activities use cash for the purchase of interest-bearing deposits,  securities, fixed assets and to fund loans.  Investing activities also generate cash from the proceeds of matured interest-bearing deposits, matured  securities, sales of  securities, loan repayments and principal prepayments of securities.  Cash flows from financing activities generate cash from a net increase in deposit accounts, increases in other borrowed funds and the issuance of common stock.  Financing activities use cash for the payment of cash dividends and the repayment of other borrowed funds.

                At December 31, 2001, the Company and Community Banking Subsidiaries’ capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies.  During 2001, the Company increased capital by retaining net earnings of $6.7 million and the issuance of  $44,000 in common stock compared to an increase in 2000 of $7.2 million in retained net earnings and the issuance of $30,000 in common stock.

                We believe we are capable of meeting our debt service requirements related to existing long-term debt and other borrowings through dividends available from our subsidiaries and current operations. Although we consider that we have adequate capital to meet our short-term needs, we, at times, may seek additional capital to support our long-term business goals, including expansion of our fixed asset base, and for general corporate purposes.

                For a tabular presentation of the Community Banking Subsidiaries’ capital ratios at December 31, 2001 see “SUPERVISION AND REGULATION”.

                We are not aware of any other trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which if they were implemented, would have such an effect.

                EFFECTS OF INFLATION.  Inflation impacts banks differently than non-financial institutions.  Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate with inflation.  A bank can reduce the impact of inflation by managing its rate sensitivity gap, which represents the difference between rate-sensitive assets and rate-sensitive liabilities.  We, through our asset-liability committee, attempts to structure the assets and liabilities and manage the rate-sensitivity gap, thereby seeking to minimize the potential effects of inflation.  See “Asset/liability Management”.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                NET INTEREST INCOME.  Our results of operations are influenced by management’s ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  Our net interest income increased by $527,000 for the year ended December 31, 2001 as compared to an increase of  $2.1 million for the same period in 2000.  The increase in net interest income is attributable to increases in earning assets, particularly loans.  The yield on interest-earning assets decreased 71 basis points in 2001 from 2000, while the yield on interest earning liabilities decreased by only 33 basis points.  The increase in average interest earning assets of $57.2 million, net of the increase in average interest-bearing liabilities of  $47.1 million, contributes to for the 2.13% increase in net interest income.  Net interest income increased for all Community Banking Subsidiaries.

                The 38 basis point decrease in the net interest spread in Table 2 is due in part to the percentage on interest income earned from loans decreasing compared to 2000. The Company will continue to actively monitor and maintain the net interest spread to counteract the current market trends.  Net interest income for 2000 increased $2.1 million over 1999.  The increase is mainly attributable to growth in earning assets as shown in Table 1.

                PROVISION FOR LOAN LOSSES.  The provision for loan losses for the year ended December 31, 2001 increased by $744,000 from $1,620,000 at December 31, 2000 to $2,364,000 at December 31, 2001. In 2000 the provision decreased $16,000 from the December 31, 1999 level of $1,637,000.  The provision for loan losses will fluctuate based on loan volume and changes in credit quality.   During 2001, the provision for loan losses was increased due to an increased level of charged off loans due to the downturn in the economy.  Management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. The guaranteed portions of loans generated by the loan production office are subsequently sold.  Because most loans retained by the loan production office consist of the portion of SBA loans that are not guaranteed and are out-of market, these loans require additional allowances due to the greater risk of loss in the event of default.  These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Community Banking Subsidiaries.

                As shown in Table 8 of the Selected Statistical Data, nonaccrual delinquent loans greater than 90 days and restructured loans increased $4.2 million during 2001 compared to a $989,000 decrease in 2000.  Delinquent and nonaccrual and delinquent loans will fluctuate depending on economic conditions, which effect not only conventional loans but also the SBA loans.  During 2001, due to the below normal economic conditions, the Company experienced a deterioration in credit quality that resulted in an increase in non-accrual loans.    Management has reviewed these loans and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.  The ratio of the allowance for loan losses to nonaccrual delinquent and restructured loans decreased from 199% at December 31, 2000 to 90% at December 31, 2001.

                The allowance for loan losses as a percentage of total loans outstanding at December 31, 2001 and 2000 were 1.46% and 1.51%, respectively.  Net charge-offs in 2001 were $2,019,000, an increase of

$1,023,000 from $776,000 in 2000, and the net charge-off ratio increased from .25% in 2000 to .46% in 2001.  The increase in the provision is primarily attributable to one large line of credit that was charged off in 2001. Based on management’s evaluation of the loan portfolio, including a review of past loan losses, current conditions that may affect borrowers’ ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

OTHER INCOME. Other income consists of income from operations of the Community Banking Subsidiaries and Financial Supermarkets. Traditional non-interest income of the Community Banking Subsidiaries accounts for only 39.11%, or $7.0 million of total other income for 2001, 38.9% in 2000, and 41.6% in 1999.  The majority of the increase in other income of the Community Banking Subsidiaries is related to the continued growth in deposits.  Service charges on deposit accounts increased by $997,000 and $660,000, respectively, for the years ended December 31, 2001 and 2000.  In addition, income associated with non-sufficient funds (“NSF fees”) will fluctuate depending on activity.  NSF fees increased $844,000 or 22.57% in 2001 compared to 2000.  Average demand deposit and savings accounts increased 9.5% in 2001 compared to 0.87% decrease in 2000.   Included in other income of the Community Banking Subsidiaries are gains on sale of loans recognized by Community of $167,000 and $358,000 for 2001 and 2000, respectively.  This represents a decrease from 2000 of $191,000.

                The allocation of services as a percentage of total income for Financial Supermarkets is shown below:

                                                   FINANCIAL SUPERMARKETS

Consulting Services provided for Supermarket bank installation and opening	64%
Supermarket consulting and ancillary services	35
Other Miscellaneous Consulting Services	1
100%

                The primary business of Financial Supermarkets is services offered in connection with the establishment and operation of Supermarket Bank® service centers.  In 2001, Financial Supermarkets had consulting revenue of $10.4 million compared to $8.6 million in 2000, an increase of $1.8 million or 20.9%.  The increase in net consulting revenues in 2000 over 1999 was $2.3 million, or 39%.

                The Company had an increase in installations of supermarket bank units during 2001 as compared to 2000.  This increase is primarily due to the increase in activity associated with FSI’s agreement with the Canadian Imperial Bank of Commerce (“CIBC”) to establish banking pavilions in Florida.  Due to slowing economic conditions, management anticipates fewer sales of supermarket bank units and thus anticipates a decline in revenues during 2002 as compared to 2001.

                NON-INTEREST EXPENSE.  Other expenses increased for the year ended December 31, 2001 by $3.3 million compared to the $3.3 million increase in 2000.  This represented a 12.33% increase in expenses for 2001 and 13.65% increase in 2000.  Salaries and benefits increased $2,123,000 or 14.75% in 2001 over 2000 due primarily to the staffing of new branches, general growth of the Company and an increase in incentive pay at FSI.  This compares to an increase of $2,049,000 or 16.60 % in 2000 over 1999.  Although salaries and benefits continue to increase as a result of the growth in the banking subsidiaries, incentive pay in FSI decreased in 2000 as compared to 1999 resulting in a smaller increase in the overall salaries and benefits during that period of time.  For the years ended 2001, 2000, and 1999 we had total employees (F.T.E.) of 370, 357, and 313, respectively.  Other expenses increased by $799,000 in 2001 and 1.0 million in 2000 primarily due to growth of the banking subsidiaries, increased costs associated with day-to-day operations and increased activity of FSI.

                Equipment and occupancy expenses increased by  $418,000 or 9.60% in 2001 over 2000 and  $231,000 or 5.88% in 2000 over 1999.  The increases are due to the increased number of facilities operated by the Community Banking Subsidiaries as well as additions of computer equipment necessary to operate the Company.  We operated 35, 33 and 29 locations at the year-end 2001, 2000, and 1999, respectively.  As 2001 closed, preparations were being made to open three additional facilities during 2002.  Management expects these locations to add to the continued growth and profitability of the Company.

	Other Operating Expenses		Increase/ (Decrease)
	2001	2000

	(Dollars in Thousands)

Salaries and benefits	$16,517	$14,395	$2,122
Equipment expenses	2,779	2,564	215
Occupancy expenses	1,797	1,595	202
Data processing expenses	1,052	833	219
Travel expenses	1,553	906	647
Office supply expenses	697	612	85
Other operating expenses	6,030	6,181	151

	$30,425	$27,086	$3,339

                INCOME TAXES.  We incurred income tax expenses of $3.1 million in 2001, which represented an effective tax rate of 30%, compared to tax expense of $3.0 million in 2000, or an effective tax rate of 28%.  Income tax expense increased $442,000 to $3.0 million in 2000.  The effective tax rate at December 31, 1999 was 30%. The increase in the effective tax rate from 2000 to 2001 is related to the increased income of Financial Supermarkets, which does not have a portion of its income tax-free as do the Community Banking Subsidiaries.

                NET INCOME.  Our net income for 2001 was $7.2 million, as compared to $7.6 million in 2000, a decrease of 5.86%.  The decrease in net income between 2001 and 2000 is primarily attributable to the decrease in net interest income and an increase in loan loss provision, which was offset by an increase in non-bank subsidiary income.  Net income for 2000 increased to $7.6 million or 25.44% over 1999’s net income of  $6.1 million.

                ASSET/LIABILITY MANAGEMENT.  The Company’s objective is to manage assets and liabilities to maintain satisfactory and consistent profitability.  Officers of each Community Banking Subsidiary are charged with monitoring policies and procedures designed to ensure an acceptable asset/liability mix.  Management’s philosophy is to support asset growth primarily through growth of core deposits within the Community Banking Subsidiaries’ market areas.

                The Company’s asset/liability mix is monitored regularly with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities that is prepared and presented to the Board of Directors of each Community Banking Subsidiary on at least a quarterly basis.  Management’s objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact on earnings of substantial fluctuations in interest rates.  An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less.  The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within the relevant period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If the Company’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

                A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities.  Income associated with interest-

earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may significantly affect net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates.  Also, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the interest rate gap.  Changes in interest rates also affect the Company’s liquidity position, if deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company’s liquidity position.  The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates.  This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors.  (See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”)

                At December 31, 2001, the Company’s cumulative interest rate sensitivity gap ratio was 118%, which  was within its targeted range of 80% to 120% for all time horizons.

                The following table sets forth the distribution of the repricing of the Company’s earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio.  The table also sets forth the time periods in which earning assets and  liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

Community Bankshares, Inc.
Consolidated Gap Report

		After	After
		Three	One
		Month	Year but
	Within	But	Within	After
	Three	Within	Five	Five
	Months	One Year	Years	Years	Total

	(Dollars in Thousands)

Interest earning assets:
Interest-bearing deposits	410				410
Federal funds sold	16,360				16,360
Investment securities	2,189	8,333	28,218	69,979	108,719
Loans	156,471	97,769	191,943	9,608	455,791

	175,430	106,102	220,161	79,587	581,280

Interest-bearing liabilities:
Interest-bearing demand	131,034				131,034
Savings	26,500				26,500
Time deposits, $100,000
and over	29,818	52,314	31,413	-	113,545
Time deposits, less than
$100,000	58,137	94,222	57,343	260	209,962
Other borrowings		1,674	396	10,000	12,070

	245,489	148,210	89,152	10,260	493,111

Interest rate sensitivity
Gap	(70,059)	(42,108)	131,009	69,327	88,169

Cumulative interest rate
sensitivity gap	(70,059)	(112,167)	18,842	88,169

Interest rate sensitivity
Gap	0.71	0.72	2.47	7.76

Cumulative interest rate
sensitivity gap	0.71	0.72	1.04	1.18

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management.  It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20. See “ASSET/LIABILITY MANAGEMENT”.

                GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes.  For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.

                The Company uses a simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings.  The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate.  The December 2001 model reflects an increase of 2% in net interest income and a 14% decrease in market value equity for a 200 basis point increase in rates.  The same model shows a 1% decrease in net interest income and a 16% increase in market value equity for a 200 basis point decrease in rates.  The Company’s policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios.  Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

SELECTED STATISTICAL INFORMATION

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders’ equity of the Company; the interest rates and interest differentials experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities and sensitivity to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1   Average Balances

The condensed average balance sheets for the periods indicated are presented below. (1)

	December 31,
	2001	2000	1999

ASSETS

Cash and due from banks	28,842	25,402	28,757
Interest-bearing deposits in banks	687	336	390
Taxable securities	46,585	43,090	48,378
Nontaxable securities	51,212	45,270	31,134
Unrealized gains (losses) on securities
available for sale	650	(1,790)	(645)
Federal funds sold	20,281	14,125	13,077
Loans (2) (3)	436,420	395,169	350,278
Allowance for loan losses	(6,564)	(6,043)	(5,287)
Other assets	34,530	30,805	28,605

	612,643	546,364	494,687

Total interest-earning assets	555,185	497,990	443,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	72,773	66,760	66,719
Interest-bearing demand	109,766	100,094	102,770
Savings	24,851	22,506	21,540
Time	322,404	283,816	242,434

Total deposits	529,794	473,176	433,463

Other borrowings	11,501	15,001	10,271
Other liabilities	14,978	11,862	8,181

Total liabilities	556,273	500,039	451,915

Shareholders’ equity (4)	56,370	46,325	42,772

	612,643	546,364	494,687

Total interest-bearing liabilities	468,522	421,417	377,015

(1)       Average balances calculated using daily averages during 2001 and 2000 and using month-end balances during 1999
(2)       Includes non-accrual loans
(3)       Loans are net of unearned fees
(4)       Unrealized gains & losses are included in equity

 TABLE 2               INTEREST INCOME AND INTEREST EXPENSE

                The following tables set forth the amount of the Company’s interest income and interest expense for each category of interest-earning asset and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended December 31,
	2001		2000		1999

		Average		Average		Average
	Interest	Rate	Interest	Rate	Interest	Rate

INTEREST INCOME:

Interest and fees on loans	42,522	9.74%	41,189	10.42%	35,040	10.00%
Interest on taxable securities	2,703	5.80%	2,831	6.57%	2,378	4.92%
Interest on nontaxable securities	2,494	4.87%	2,162	4.78%	1,995	6.41%
Interest on Federal funds sold	748	3.69%	842	5.96%	858	6.56%
Interest on deposits in banks	35	5.09%	15	4.46%	19	4.87%

Total interest income	48,502	8.74%	47,039	9.45%	40,290	9.09%

INTEREST EXPENSE:
Interest expense on interest-bearing
demand deposits	2,565	2.34%	3,022	3.02%	2,764	2.69%
Interest on savings deposits	467	1.88%	600	2.67%	566	2.63%
Interest on time deposits	19,511	6.05%	17,819	6.28%	13,838	5.71%
Interest on other borrowings	696	6.05%	862	5.74%	529	5.15%

Total interest expense	23,239	4.96%	22,303	5.29%	17,697	4.69%

NET INTEREST INCOME	25,263		24,736		22,593

Net interest spread		3.78%		4.16%		4.40%
Net yield on average
Interest-earning assets		4.55%		4.97%		5.10%

TABLE 3                RATE AND VOLUME ANALYSIS

                The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and expense during the year indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume.  The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2001 vs. 2000
	Changes Due to:

	Rate	Volume	Increase (decrease)

	(Dollars in Thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	(2,794)	4,127	1,333
Interest on taxable securities	(347)	219	(128)
Interest on nontaxable securities	43	289	332
Interest on Federal Funds sold	(386)	292	(94)
Interest on deposits in banks	2	18	20

Total interest income	(3,482)	4,945	1,463

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	(729)	272	(457)
Interest on savings deposits	(191)	58	(133)
Interest on time deposits	(662)	2,354	1,692
Interest on other borrowings	44	(210)	(166)

Total interest expense	(1,538)	2,474	936

Net interest income	(1,944)	2,471	527

	Year Ended December 31,
	2000 vs. 1999
	Changes Due to:

	Rate	Volume	Increase (decrease)

	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	1,516	4,633	6,149
Interest on taxable securities	734	(281)	453
Interest on nontaxable securities	(591)	758	167
Interest on Federal Funds sold	(82)	66	(16)
Interest on deposits in banks	(2)	(2)	(4)

Total interest income	1,575	5,174	6,749

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	332	(74)	258
Interest on savings deposits	8	26	34
Interest on time deposits	1,470	2,511	3,981
Interest on other borrowings	67	266	333

Total interest expense	1,877	2,729	4,606

Net interest income	(302)	2,445	2,143

INVESTMENT PORTFOLIO

TABLE 4                TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated are summarized as follows: (1)

	December 31,
	2001	2000	1999

	(Dollars in Thousands)

U. S. Treasury and other U. S. Government
Agencies and corporations	$32,226	$36,473	$30,708
Municipal securities	58,790	46,234	39,865
Mortgage-backed securities	14,611	7,668	8,785
Equity securities	3,092	1,887	1,725

	$108,719	$92,262	$81,083

(1)          Securities include “held to maturity” securities carried at amortized cost and “available-for-sale”
               securities carried at fair value.

                The Community Banking Subsidiaries’ mortgage-backed portfolio consists of fifty-two U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans may have the right to prepay obligations with or without prepayment penalties.  Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely effecting the yield to maturity. In an increasing interest rate, the Community Banking Subsidiaries may have an obligation yielding a return less than the current yields on securities.  However, because the majority of these in mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are somewhat mitigated.

TABLE 5                MATURITIES OF INVESTMENTS

The amounts of securities in each category as of December 31, 2001 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.

	U. S. Treasury and Other
	U. S. Government agencies
	and corporations (3)		Municipal securities (2)		Other Securities (4)
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

One year or less	6,340	6.18%	1,090	4.77%	3,092	6.50%

After one year
through five years	21,817	5.28%	6,401	4.42%	-	-

After five years
through ten years	9,614	5.78%	15,707	4.56%	-	-

After ten years	9,066	5.45%	35,592	4.89%	-	-

Total	46,837	5.54%	58,790	4.75%	3,092	6.50%

(1)

Yields were computed using book value, coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)	Yields on municipal securities have not been computed on a tax equivalent basis.
(3)

The above schedule includes mortgage-backed securities based on their contractual maturity date. In practice, cash flow in these securities is significantly faster than their stated maturity schedules due to the normal payments of principal and interest as well as the prepayment of the mortgage loans backing the investment.

(4)	Other securities consists of equity securities and are included in the under one year maturity range because the securities have no contractual maturity date.

LOAN PORTFOLIO

TABLE 6                Types of Loans

The amounts of loans outstanding at the indicated dates are in the following table according to the type of loan.

	December 31,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Commercial, financial
and agricultural (1)	$53,299	$57,012	$69,429	$54,934	$40,248
Real estate-construction	32,397	28,120	24,208	21,327	21,234
Real estate-mortgage	313,851	274,216	230,139	189,051	147,669
Consumer and other (2)	56,243	58,561	53,093	48,825	36,070

	$455,790	$417,909	$376,869	$314,137	$245,221
Less allowance for loan losses	(6,652)	(6,307)	(5,683)	(4,863)	(4,024)

Net loans	$449,138	$411,602	$371,186	$309,274	$241,197

(1)          Commercial, financial and agricultural loans include loans held for sale, which are disclosed separately in the consolidated balance sheets.
(2)          Amounts are disclosed net of unearned loan income.

                See “Business Description of the Community Banking- Loans” for a description of the composition of each loan, the underwriting criteria and risks that are unique to each.

                Loans outstanding as of December 31, 2000, 1999, 1998 and 1997 have been reclassified to be consistent with the presentation adopted for the year ended December 31, 2001.

TABLE 7               MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                                RATES

                Total loans as of December 31, 2001 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years. (1)

December 31, 2001
(Dollars in Thousands)

Maturity:
One year or less:
Commercial, financial and agricultural	$32,689
Real estate-construction	31,358
All other loans	132,646

$196,693

After one year through five years:
Commercial, financial and agricultural	$17,796
Real estate-construction	1,039
All other loans	202,414

$221,249

After five years:
Commercial, financial and agricultural	$2,813
Real estate-construction
All other loans	35,035

$37,848

$455,790

(1)           Does not include loans held for sale.

               The following table summarizes loans at December 31, 2001 with due dates after one year which have predetermined and floating or adjustable interest rates.

December 31, 2001
(Dollars in Thousands)

Predetermined interest rates	$201,552
Floating or adjustable interest rates	57,546

$259,098

TABLE 8                Nonaccrual, Past Due and Restructured Loans

               Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

	December 31,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Nonaccrual loans	$4,421	$1,143	$1,743	$1,119	$714

Loans contractually past due ninety days
or more as to interest or principal
Payments and still accruing	1,679	1,281	1,572	706	533

Loans, the terms of which have been
Renegotiated to provide a reduction
or deferral of interest or principal
because of deterioration in the
financial position of the borrower	1,265	744	842	572	704

Loans, now current about which there are
serious doubts as to the ability of
the borrower to comply with present
loan repayment terms	-	-	-	-	-

               The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 2001 is as follows:

December 31, 2001

Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	$364

Interest income that was recorded on nonaccrual and restructured loans	$30

               The Community Banking Subsidiaries’ policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed, in management’s judgment, when the collection of interest and principal become probable. Loans classified for regulatory purposes as loss, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially effect future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

COMMITMENTS AND LINES OF CREDIT

               The Community Banking Subsidiaries will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2001 and 2000 were $35,564,457 and $31,894,087, respectively.   Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

	December 31,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Average amount of loans outstanding	$436,420	$395,169	$350,278	$285,809	$223,170

Balance of allowance for loan losses
at beginning of year	$6,307	$5,683	$4,863	$4,024	$3,592

Loans charged off
Commercial	($810)	($461)	($423)	($97)	($136)
Real estate mortgage	(269)	- -	(23)	(7)	(35)
Consumer	(1,129)	(693)	(632)	(391)	(424)

	($2,208)	($1,154)	($1,078)	($495)	($595)

Loans recovered
Commercial	$18	$16	$45	$20	$11
Real estate mortgage	13	- -	4	19	28
Consumer	158	141	212	130	52

	$189	$157	$261	$169	$91

Net charge-offs	(2,019)	($997)	($817)	($326)	($504)

Additions to allowance charged
to operating expense during year	$2,364	$1,621	$1,637	$1,165	$936

Balance of allowance for loan losses
at end of year	$6,652	$6,307	$5,683	$4,863	$4,024

Ratio of net loans charged off during
the year to average loans outstanding	0.46%	0.25%	0.23%	0.11%	0.23%

ALLOWANCE FOR LOAN LOSSES

               The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management’s opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company’s allowance for loan losses was $6,652,000 at December 31, 2001, representing 1.46% of total loans, compared with $6,307,000 at December 31, 2000, which represented 1.51% of total loans. The allowance for loan losses is reviewed regularly based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 2001.

               Historically, management has not allocated the Company’s allowance for loan losses to specific categories of loans. However, based on management’s best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 2001, 2000, 1999, 1998 and 1997 is summarized below:

	December 31,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Commercial	$1,330	$1,261	$1,136	$972	$850
Real estate	2,130	1,892	2,103	1,458	1,325
Consumer	3,192	3,154	2,444	2,433	1,849

	$6,652	$6,307	$5,683	$4,863	$4,024

	Percent of loans in Each Category of Total Loans

	December 31,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Commercial	12%	14%	18%	17%	16%
Real estate	76%	72%	68%	67%	69%
Consumer	12%	14%	14%	16%	15%

	100%	100%	100%	100%	100%

DEPOSITS

TABLE 10

               Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below.   (1)

	Year Ended December 31,
	2001		2000		1999

		Average		Average		Average
	Balance	Interest Rate	Balance	Interest Rate	Balance	Interest Rate

Noninterest-bearing demand	$72,773		$66,760		$66,719
Interest-bearing demand deposits	109,766	2.34%	100,094	3.02%	102,770	2.69%
Savings deposits	24,851	1.88%	22,506	2.67%	21,540	2.63%
Time deposits	322,404	6.05%	283,816	6.28%	242,434	5.71%

Total deposits	$529,794		$473,176		$433,463

(1)           Average balances calculated using daily averages during 2001 and 2000 and using month-end balances during 1999.

               The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

December 31, 2001
(Dollars in Thousands)

Three months or less	$29,818
Over three through six months	22,612
Over six through twelve months	29,702
Over twelve months	31,413

$113,545

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

TABLE 11

The following rate of return information for the years is presented below.

	Year Ended December 31,
	2001	2000	1999

Return on assets (1)	1.17%	1.40%	1.23%
Return on equity (2)	12.73%	16.45%	14.21%
Dividend payout ratio (3)	6.38%	5.14%	5.36%
Equity to assets ratio (4)	9.20%	8.48%	8.65%

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.

                During the Company’s two most recent fiscal years, the Company did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The following is a brief description, as of December 31, 2001, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

Steven C. Adams (53)

Mr. Adams has been an attorney with the firm of Adams, Ellard & Frankum, P.C. since 1973 and President of Chatham Transport Company, a trucking company, since 1994.  He has been a director of the Company, Community, and Financial Supermarkets since 1990.  He was named a director of Financial Properties, Inc. in 1998.

Edwin B. Burr (68)

Mr. Burr has served as a director of the Company since April of 1995 and Financial Supermarkets since 1992.  Mr. Burr has been President of Financial Solutions, a bank consulting firm since 1988.  He has been a director of Community  – Alabama since 1997.

Wesley A. Dodd, Jr. (37)	Mr. Dodd has been Executive Vice-President of the Company Community and Financial Properties since April 2000.

Annette R. Fricks (57)

Mrs. Fricks has been an Executive Vice President and Corporate Secretary of the Company and Community since 1992 and 1967, respectively, and has also served as Corporate Secretary of Financial Supermarkets since 1984.  She was named the Executive Vice President and Corporate Secretary for Financial Properties in 1998.

Charles M. Miller (60)

Mr. Miller has served as an Executive Vice President of Company, the President and Chief Operating Officer and director of Community and the Executive Vice President and director of Financial Supermarkets since 1990.  Mr. Miller has served as a director of Community - Troup since November 1995.   He was named a director of Financial Properties in 1998.

Harry L. Stephens (55)

Mr. Stephens has been an Executive Vice President and the Chief Financial Officer of the Company and Community since 1992 and has served as Treasurer of Financial Supermarkets since 1986.  He has been Executive Vice President and Chief Financial Officer of Community since 1992.   He was named Executive Vice President and Treasurer of Financial Properties, Inc. in 1998

H. Calvin Stovall, Jr. (86)

Mr. Stovall, who is retired, was the President and treasurer of Stovall Tractor Company, a retail farm equipment dealer, from 1948 until November 1995.  He served as the Chairman of the Company’s Board of Directors 1981-1998 and was named Chairman Emeritus in 1998.  Mr. Stovall has also served as a director of Community, Financial Supermarkets and Community – Troup since 1963, 1984 and November 1994, respectively.  He was also named a director of Financial Properties, Inc. in 1998.

Dean C. Swanson (70)

Mr. Swanson was President of the Standard Group, a telecommunications company until January 1999.  He is a director of Independent Telecommunications Network.  Mr. Swanson has served as a director of the Company, Community and Financial Supermarkets since 1981, 1972, and 1984, respectively.  He was named a director of Financial Properties, Inc. in 1998.

George D. Telford (81)

Mr. Telford is a retired bank executive and has served as a director of the Company and Community since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993.  He was named a director of Financial Properties, Inc. in 1998.

J. Alton Wingate (62)

Mr. Wingate has served as a director and the President and Chief Executive Officer of the Company, Community and Financial Supermarkets since 1981, 1977 and 1984, respectively.  Mr. Wingate was named Chairman of the Board in 1998.   He has also been the Chairman of the Board of Directors and a director of Community – Alabama, and Community - Troup since  1990 and November 1994, respectively.  He was named President and Chief Executive Officer of Financial Properties, Inc. in 1998.  Mr. Wingate has been Chairman and Chief Executive Officer of Community since 1996 and has been Chairman, President, and Chief Executive Officer of Financial Supermarkets since 1984.  Mr. Wingate has served on the Board of Directors of Ingles Markets since 1988.

Lois M. Wood-Schroyer (63)

Ms. Wood-Schroyer is the Chairman, Chief Executive Officer, Director, and President of Woods Furniture Co.  Ms. Wood-Schroyer has served as a Director of Community since 1990 and was elected to the Company’s Board of Directors in 1999.

                Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified.  The executive officers are elected by the Board of Directors and serve at the will of the Board.  There are no family relationships among executive officers and directors of the Company.

The company is not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION.

                The following table sets forth the annual and long-term compensation paid by the Company to the Chief Executive Officer of the Company and the four other most highly compensated officers of the Company whose salary and bonus exceeded $100,000 during the last fiscal year (the “Named Executive Officers”).

Summary Compensation Table

Annual Compensation			Long-Term Compensation
Name and Principal Position

 Year

		Salary $(1)	Bonus $(2)		Securities Underlying Options/SARS (#)	All Other Compensation $

J. Alton Wingate	2001	342,700	1,427,241	(3)	--	61,380	(4)
President and Chief	2000	349,200	880,048	(3)	--	42,923
Executive Officer	1999	347,950	1,222,960	(3)	--	41,966

Charles M. Miller	2001	146,864	35,000		--	35,379	(5)
Executive Vice	2000	145,800	35,000		--	29,255
President	1999	145,600	35,000		--	27,512

Harry L. Stephens	2001	110,039	52,500		--	34,435	(6)
Executive Vice	2000	109,639	52,500		--	25,059
President and Chief	1999	105,960	52,500		--	22,658
Financial Officer

Annette R. Fricks	2001	113,462	72,500		--	32,754	(7)
Executive Vice	2000	107,139	67,500		--	25,354
President and	1999	99,460	62,500		--	21,096
Corporate Secretary

Wesley A. Dodd, Jr.	2001	91,962	47,500		--	17,825	(8)
Executive Vice	2000	87,116	42,000		--	20,283
President of	1999	82,769	40,000		--	18,965
Corporate Finance

___________________

(1)	Includes directors’ fees.
(2)	Bonuses are included in this report in the year paid.
(3)	Mr. Wingate’s bonus is contractually based on the performance of Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.

(4)

Included premiums of $19,160 paid for Mr. Wingate’s life insurance policies, estimated employee stock ownership plan (“ESOP”) contributions of $17,500 and 401(K) matching contributions by the Company in the amount of $2,272.  Final ESOP contributions have not yet been determined for 2001.

(5)

Includes premiums of $5,590 paid for Mr. Miller’s life insurance policies, estimated ESOP contributions of $17,500 and 401(K) matching contributions by the Company in the amount of $2,453.  Final ESOP contributions have not yet been determined for 2001.

(6)

Includes premiums of $5,002 paid for Mr. Stephens’ life insurance policies, estimated ESOP contributions of $17,000 and 401(K) matching contributions by the Company in the amount of $2,453.   ESOP contributions have not yet been determined for 2001.

(7)

Includes premiums of $2,045 paid for Mrs. Fricks’ life insurance policies, estimated ESOP contributions of $17,500 and 401(K) matching contributions by the Company in the amount of $2,224.  Final ESOP contributions have not yet been determined for 2001.

(8)

Includes premiums of $193 paid for Mr. Dodds’ life insurance policies, estimated ESOP contributions of $13,500 and 401(K) matching contributions by the Company in the amount of $1,349.  Final ESOP contributions have not yet been determined for 2001.

                DIRECTOR’S COMPENSATION.   The Chairman Emeritus of the Company’s Board of Directors, Calvin Stovall, currently receives a fee of $2,250 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $6,000 a year for service on the Company’s Board of Directors.  The directors of Community,  Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $11,000,  $3,900, $4,800, and $6,000 per year, respectively.

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

                The agreement provides for Mr. Miller to receive an annual salary of $125,000 plus certain benefits and perquisites. The agreement also entitles Mr. Miller to certain severance payments following a change of control (as defined in the agreement) of Community.  Further, Mr. Miller agrees that he will not compete with or solicit certain customers from Community  within Habersham or Jackson County (or any contiguous county) for a period of three years after termination of Mr. Miller’s employment with Community .

                In 1987, Community  and Mr. Wingate entered into a change-in-control agreement for a three year term, renewable for an additional one year period annually thereafter in the sole discretion of the compensation committee of the Board of Directors of Community .  The agreement also provides for the payment of certain severance benefits to Mr. Wingate if there is a change in control (as defined in the agreement) of Community  and Mr. Wingate’s employment is involuntarily terminated other than for cause, disability or retirement or is voluntarily terminated as a result of a material reduction of duties, compensation or benefits or a forced relocation.   Such benefits include the continuation of salary payments to Mr. Wingate for a period of 36 months from the date of termination, the payment of certain bonuses for the year in which his employment is terminated and the following two calendar years, the continuation of health and life insurance coverage and the continued participation by Mr. Wingate in all employee retirement plans.

Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (Exercisable/ Unexercisable)	Value of Unexercised In-The-Money Options At Fiscal Year-End ($) (Exercisable/ Unexercisable)

Charles M. Miller	-0-	$-0-	2,500/0	5,300/0
Harry L. Stephens	-0-	$-0-	8,500/0	194,120/0
Annette R. Fricks	-0-	$-0-	11,500/0	288,530/0
Wesley A. Dodd, Jr.	-0-	$-0-	2,500/0	5,300/0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of January 1, 2002 by (i) each of the Named Executive Officers, (ii) each of the directors of the Company, (iii) each shareholder who owns greater than five percent (5%) of the Company’s securities and (iv) all executive officers and directors of the Company as a group, without naming such individuals.  There were 2,178,830 shares outstanding as of that date.

Name of	Amount of Shares	Percent
Beneficial Owner	Beneficially Owned	Of Class

Joye H. Adams	130,520 (1)	5.97%
Steven C. Adams	519,237 (2) (3) (4) (5) (6)	23.75%
Edwin B. Burr	1,343 (7)	*
Elton S. Collins	422,397 (3) (8) (16)	19.32%
Community Bankshares, Inc. Employee Stock Ownership Plan and Trust	404,397 (9)	18.50%
Annette R. Fricks	27,040 (9)	1.24%
Wesley A. Dodd, Jr.	43,345 (10)	1.98%
Charles M. Miller	12,360 (11) (20)	*

Harry L. Stephens	10,248 (12)	*
H. Calvin Stovall	165,867 (13) (14)	7.59%
Dean C. Swanson	30,000	1.37%
George D. Telford	71,057 (21)	3.25%
Dr. A. Dan Windham	6,187	*
J. Alton Wingate	722,857 (2) (3) (4) (15) (17)	33.06%
Lois M. Wood-Schroyer	3,030	*

All executive officers and directors as a group (12 Persons)	1,289,194 <F18>	51.87%

* less than one percent

(1)	Mrs. Adams’ address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
(2)	Includes an aggregate of 48,000 shares held by the Taft Chatham Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.

(3)	Includes 404,397 shares held by Community Bankshares, Inc. ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
(4)	Includes 19,500 shares held by Chatham Transport company with respect to which Messrs. Wingate and Adams share voting power.
(5)	Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
(6)	Mr. Adam’s address is 148 North Main Street, Cornelia Georgia 30531.
(7)	Does not include 1,000 shares of Common Stock owned by Mr. Burr’s wife, as to which he disclaims beneficial ownership.
(8)	Mr. Collins’ address is 1851 North Elm Street, Commerce, Georgia 30329.
(9)	The address of the ESOP is 448 North Main Street, Cornelia, Georgia 30531.
(10)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(11)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(12)	Includes presently-exercisable options to acquire 8,500 shares of Common Stock.
(13)	Mr. Stovall’s address is 215 Grandview Circle, Cornelia, Georgia 30531.
(14)	Does not include 250 shares of Common Stock owned by Mr. Stovall’s wife, as to which he disclaims beneficial ownership.
(15)	Does not include 4,310 shares of Common Stock owned by Mr. Wingate’s wife, as to which he disclaims beneficial ownership.
(16)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(17)	Mr. Wingate’s address is 186 Hillcrest Heights, Cornelia, Georgia 30531.
(18)	Includes presently-exercisable options to acquire 25,000 shares of Common Stock.
(19)	Includes presently-exercisable options to acquire 11,500 shares of Common Stock.
(20)	Does not include 420 shares of Common Stock owned by Mr. Miller’s wife, as to which he disclaims beneficial ownership.
(21)	Does not include 12,213 shares of Common Stock owned by Mr. Telford’s wife, as to which he disclaims beneficial ownership.

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

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)    Financial Statements.

               The following financial statements and notes thereto of the Registrant are included in the Report:

Independent Auditor’s Report on the Financial Statement

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholder’s Equity for the years ended  December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

               (b)           Exhibits.

               The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated as of June 30, 1997.
3.2

By-Laws of the Registrant (included as Exhibit 3.3 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

4.1

See exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws as amended, which define the rights of the holders of Common Stock of the Registrant (included as Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.1

Incentive Stock Option Plan, as adopted August 17, 1987 (included as Exhibit 10.1 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.2

Employment Agreement between Charles M. Miller and Community, dated March 31, 1990 (included as Exhibit 10.2 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.3

Agreement Regarding Change in Control between J. Alton Wingate and Community, dated August 17, 1987 (included as Exhibit 10.3 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, previously filed with the Commission and incorporated herein by reference).

10.4	Community Bankshares, Inc. 1999 Stock Award Plan, as adopted December 22, 1999 (included as Exhibit 10.8 to the 1999 10-K and incorporated herein by reference).
10.5

Consulting Agreement dated as of March 2, 1999 between Canadian Imperial Bank of Commerce and Financial Supermarkets, Inc. (included as Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended June 30, 2000, previously filed with the Commission and incorporated herein by reference).

10.6	Amended and Restated Revolving Credit Term Loan Agreement dated as of July 30, 2000 between the Registrant and SunTrust Bank.
10.7	Amendment to Amended and Restated Revolving Credit Term Loan Agreement dated as of June 8, 2001 between Registrant and SunTrust Bank.
10.8	Business Loan and Security Agreement dated as of June 8, 2001 among Registrant, Community Bankshares, Inc., Employee Stock, Ownership Plan and Trust, Steve Adams, J. Alton Wingate, and Elton Collins, not in their individual capacities, but solely as Trustees of the Employee Stock Ownership Plan and Trust.
21	List of Subsidiaries of Registrant.

               (c)           No reports on Form 8-K were filed during the last quarter of 2001.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2001

TABLE OF CONTENTS

Page

INDEPENDENT AUDITOR'S REPORT	F-2

FINANCIAL STATEMENTS

Consolidated balance sheets	F-3
Consolidated statements of income	F-4
Consolidated statements of comprehensive income	F-5
Consolidated statements of shareholders' equity	F-6
Consolidated statements of cash flows	F-7 and 8
Notes to consolidated financial statements	F-9-31

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Community Bankshares, Inc.
   and Subsidiaries
Cornelia, Georgia

                                We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

                                We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 18, 2002

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

Assets	2001	2000

Cash and due from banks	$37,181,485	$38,410,247
Interest-bearing deposits in banks	409,518	453,464
Federal funds sold	16,360,000	12,125,000
Securities available-for-sale	77,901,447	59,853,582
Securities held-to-maturity (fair value $30,384,025 and $31,983,079)	29,602,403	31,193,386
Restricted equity securities	1,215,300	1,215,300
Loans held for sale	-	1,011,458

Loans	455,790,523	417,908,844
Less allowance for loan losses	6,652,093	6,306,620

Loans, net	449,138,430	411,602,224

Premises and equipment	15,879,048	14,845,332
Other assets	18,521,088	19,612,796

Total assets	$646,208,719	$590,322,789

Liabilities, Redeemable Common Stock and Shareholders' Equity

Deposits
Noninterest-bearing	$81,173,804	$77,959,985
Interest-bearing	481,041,094	429,534,862

Total deposits	562,214,898	507,494,847
Other borrowings	12,069,875	10,843,975
Other liabilities	13,321,061	18,646,324

Total liabilities	587,605,834	536,985,146

Commitments and contingencies

Redeemable common stock held by ESOP, net of unearned ESOP shares
related to ESOP debt guarantee of $1,550,000 at December 31, 2001	15,159,684	15,088,348

Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized;
2,186,330 and 2,181,830 shares issued and outstanding, respectively	2,186,330	2,181,830
Capital surplus	6,182,167	6,142,363
Retained earnings	35,070,537	29,975,786
Accumulated other comprehensive income (loss)	4,167	(50,684)

Total shareholders' equity	43,443,201	38,249,295

Total liabilities, redeemable common stock and
shareholders' equity	$646,208,719	$590,322,789

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Interest income
Loans	$42,521,921	$41,189,439	$35,040,618
Taxable securities	2,702,882	2,830,713	2,377,935
Nontaxable securities	2,493,558	2,161,814	1,994,814
Deposits in banks	35,517	14,891	18,653
Federal funds sold	748,421	841,684	858,093

Total interest income	48,502,299	47,038,541	40,290,113

Interest expense
Deposits	22,543,182	21,440,685	17,167,809
Other borrowings	696,345	862,202	529,052

Total interest expense	23,239,527	22,302,887	17,696,861

Net interest income	25,262,772	24,735,654	22,593,252
Provision for loan losses	2,364,000	1,620,500	1,636,900

Net interest income after provision for
loan losses	22,898,772	23,115,154	20,956,352

Other income
Service charges on deposits accounts	4,522,010	3,524,690	2,864,632
Other service charges, commissions and fees	1,239,727	933,462	649,378
Trust department fees	130,316	100,709	112,998
Nonbank subsidiary income	10,826,046	8,915,138	6,720,159
Gain on sale of loans	166,935	357,793	318,757
Security transactions, net	48,167	(2,350)	-
Other	844,077	763,654	844,053

Total other income	17,777,278	14,593,096	11,509,977

Other expenses
Salaries and employee benefits	16,517,342	14,394,565	12,345,498
Equipment expenses	2,779,346	2,564,049	2,541,601
Occupancy expenses	1,797,152	1,594,567	1,386,038
Other operating expenses	9,331,204	8,531,866	7,558,207

Total other expenses	30,425,044	27,085,047	23,831,344

Income before income taxes	10,251,006	10,623,203	8,634,985

Income tax expense	3,076,015	3,001,198	2,558,820

Net income	$7,174,991	$7,622,005	$6,076,165

Basic earnings per share	$3.29	$3.50	$2.80

Diluted earnings per share	$3.26	$3.46	$2.80

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Net income	$7,174,991	$7,622,005	$6,076,165

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for-sale:

Unrealized holding gains (losses) arising during period,
net of taxes (benefits) of $55,834, $850,290,
and $(1,036,081), respectively	83,751	1,275,364	(1,554,050)

Reclassification adjustment for (gains) losses realized
in net income, net of (taxes) benefits of $(19,267),
$940, and $0, respectively	(28,900)	1,410	-

Other comprehensive income (loss)	54,851	1,276,774	(1,554,050)

Comprehensive income	$7,229,842	$8,898,779	$4,522,115

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

					Accumulated
	Common Stock				Other	Total
			Capital	Retained	Comprehensive	Shareholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 1998	2,169,830	$2,169,830	$6,036,220	$17,857,974	$226,592	$26,290,616
Net income	-	-	-	6,076,165	-	6,076,165
Exercise of stock options	9,000	9,000	79,607	-	-	88,607
Cash dividends declared, $.15 per share	-	-	-	(352,474)	-	(352,474)
Adjustment for shares owned by ESOP	-	-	-	271,505	-	271,505
Other comprehensive loss	-	-	-	-	(1,554,050)	(1,554,050)

Balance, December 31, 1999	2,178,830	2,178,830	6,115,827	23,853,170	(1,327,458)	30,820,369
Net income	-	-	-	7,622,005	-	7,622,005
Exercise of stock options	3,000	3,000	26,536	-	-	29,536
Cash dividends declared, $.18 per share	-	-	-	(393,283)	-	(393,283)
Adjustment for shares owned by ESOP	-	-	-	(1,106,106)	-	(1,106,106)
Other comprehensive income	-	-	-	-	1,276,774	1,276,774

Balance, December 31, 2000	2,181,830	2,181,830	6,142,363	29,975,786	(50,684)	38,249,295
Net income	-	-	-	7,174,991	-	7,174,991
Exercise of stock options	4,500	4,500	39,804	-	-	44,304
Cash dividends declared, $.21 per share	-	-	-	(458,904)	-	(458,904)
Adjustment for shares owned by ESOP	-	-	-	(1,621,336)	-	(1,621,336)
Other comprehensive income	-	-	-	-	54,851	54,851

Balance, December 31, 2001	2,186,330	$2,186,330	$6,182,167	$35,070,537	$4,167	$43,443,201

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
	2001	2000	1999

OPERATING ACTIVITIES
Net income	$7,174,991	$7,622,005	$6,076,165
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,316,552	2,234,366	1,981,267
Amortization of intangibles	494,064	435,537	429,247
Provision for loan losses	2,364,000	1,620,500	1,636,900
Provision for other real estate losses	-	5,000	-
Deferred income tax benefits	(281,737)	(367,660)	(381,217)
(Increase) decrease in loans held for sale	1,011,458	263,469	(575,429)
Net (gains) losses on sale of securities available-for-sale	(48,167)	2,350	-
Gain (loss) on disposal of premises and equipment	(14,929)	12,726	16,460
Net gains on sale of other real estate	(19,498)	(7,462)	(54,132)
(Increase) decrease in interest receivable	776,553	(1,641,043)	266,634
Increase (decrease) in interest payable	(877,840)	2,748,865	(655,877)
Increase (decrease) in taxes payable	(572,346)	370,444	438,959
(Increase) decrease in accounts receivable of
nonbank subsidiary	860,706	(1,188,664)	(136,686)
(Increase) decrease in work in process of nonbank subsidiary	591,874	(837,418)	145,959
Increase (decrease) in accruals and payables of
nonbank subsidiary	(4,390,568)	3,978,464	2,303,101
Increase in loan to ESOP	(1,450,000)	-	-
Net other operating activities	(188,130)	(1,062,209)	(171,219)

Net cash provided by operating activities	7,746,983	14,189,270	11,320,132

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(48,613,986)	(15,379,443)	(18,271,344)
Proceeds from sales of securities available-for-sale	6,749,258	1,247,650	-
Proceeds from maturities of securities available-for-sale	23,956,448	4,331,976	9,063,010
Purchases of securities held-to-maturity	-	(3,486,045)	(2,268,432)
Proceeds from maturities of securities held-to-maturity	1,590,983	4,231,836	1,244,269
Net (increase) decrease in federal funds sold	(4,235,000)	(9,185,000)	19,950,000
Net (increase) decrease in interest-bearing deposits in banks	43,946	(292,713)	267,119
Net increase in loans	(40,891,325)	(44,826,318)	(63,874,282)
Purchase of premises and equipment	(3,428,735)	(3,686,780)	(1,978,098)
Proceeds from sale of premises and equipment	19,500	38,000	-
Proceeds from sale of other real estate	279,577	1,514,352	821,387

Net cash used in investing activities	(64,529,334)	(65,492,485)	(55,046,371)

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
2001		2000	1999

FINANCING ACTIVITIES
Net increase in deposits	$54,720,051	$63,438,843	$38,773,131
Increase (decrease) in FHLB advances	-	(5,000,000)	10,000,000
Increase in other borrowings	1,450,000	-	-
Increase in notes payable	-	-	400,000
Repayment of notes payable	(224,100)	(210,125)	(154,100)
Proceeds from the issuance of common stock	44,304	29,536	88,607
Dividends paid	(436,666)	(379,121)	(343,072)

Net cash provided by financing activities	55,553,589	57,879,133	48,764,566

Net increase (decrease) in cash and due from banks	(1,228,762)	6,575,918	5,038,327

Cash and due from banks at beginning of year	38,410,247	31,834,329	26,796,002

Cash and due from banks at end of year	$37,181,485	$38,410,247	$31,834,329

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$24,117,367	$19,554,022	$18,352,738

Income taxes	$3,774,162	$2,998,414	$2,501,078

NONCASH TRANSACTIONS
Principal balances of loans transferred to other
real estate	$2,441,119	$1,514,352	$901,216

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        Nature of Business

Community Bankshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries: Community Bank & Trust located in Cornelia, Georgia; Community Bank & Trust - Alabama located in Union Springs, Alabama; and Community Bank & Trust - Troup located in LaGrange, Georgia.  Financial Supermarkets, Inc. is a wholly-owned subsidiary of Community Bank & Trust which provides a variety of bank related products and services to the financial institution industry.   Financial Properties, Inc. is a wholly-owned subsidiary of Community Bank & Trust which is a real estate sales agency which provides a variety of real estate related services.

The banking subsidiaries are commercial banks operating independently of one another in their respective market areas.  The banking subsidiaries in Georgia have identified their primary market areas to be the counties in which they are located and all surrounding counties.  The Georgia banking subsidiaries are all located approximately 85 miles from the metropolitan Atlanta area.  Community Bank & Trust - Alabama is located approximately 50 miles from Montgomery, Alabama, and has identified its primary market area as Bullock County and the south Montgomery metropolitan area.  The Banks provide a full range of banking services to individual and corporate customers.  Financial Supermarkets, Inc. provides products and services primarily to financial institutions in the southeastern United States; however, their products and services are marketed internationally.  Financial Properties, Inc. operates primarily in Cornelia, Habersham County, Georgia.

                        Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

                        Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from interest-bearing deposits in banks, loans, federal funds sold, other borrowings and deposits are reported net.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

                        Securities

Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Securities (Continued)

Interest and dividends, including amortization of premiums and accretion of discounts are recognized in interest income.  Gains and losses on the sale of securities are determined using the specific identification method.  Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

Loan origination fees approximate the direct origination costs of consumer and installment loans and are recognized at the time the loan is placed on the books. Loan origination fees net of certain direct loan origination costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

                        Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure.  Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of other real estate owned at December 31, 2001 and 2000 was $3,114,882 and $1,183,842, respectively.

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

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                        Profit-Sharing Plan

Profit-sharing plan costs are based on a percentage of individual employee’s salary, not to exceed the amount that can be deducted for federal income tax purposes.

                        Stock Compensation Plan

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Recent Developments

In July 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141 (SFAS No. 141), "Business Combinations" and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 will be adopted effective January 1, 2002.

As of December 31, 2001, the Company had unamortized goodwill of approximately $788,552, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.  Amortization expense related to goodwill was $53,846 and $8,911 for the years ended December 31, 2001 and 2000, respectively.  The Company has not fully determined the impact of adopting these Statements on the financial statements as of December 31, 2001.

NOTE 2.        SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available-for-Sale
December 31, 2001:
U. S. Government and agency
securities	$31,637,688	$646,055	$(57,120)	$32,226,623
State and municipal securities	29,801,667	192,492	(806,691)	29,187,468
Mortgage-backed securities	14,578,577	95,609	(63,400)	14,610,786
Equity securities	1,876,570	-	-	1,876,570

	$77,894,502	$934,156	$(927,211)	$77,901,447

December 31, 2000:
U. S. Government and agency
securities	$36,474,711	$231,409	$(233,294)	$36,472,826
State and municipal securities	15,134,929	185,995	(280,215)	15,040,709
Mortgage-backed securities	7,655,964	37,698	(26,066)	7,667,596
Equity securities	672,451	-	-	672,451

	$59,938,055	$455,102	$(539,575)	$59,853,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.            SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Held-to-Maturity
December 31, 2001:
State and municipal securities	$29,602,403	$815,466	$(33,844)	$30,384,025

December 31, 2000:
State and municipal securities	$31,193,386	$842,192	$(52,499)	$31,983,079

The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the categories in the following summary.

	Securities Available-for-Sale		Securities Held-to-Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$6,208,968	$6,339,932	$1,090,192	$1,100,046
Due from one to five years	22,729,159	23,125,934	4,398,815	4,537,770
Due from five to ten years	10,687,536	10,648,313	9,821,375	10,064,551
Due after ten years	21,813,692	21,299,911	14,292,021	14,681,658
Mortgage-backed securities	14,578,577	14,610,787	-	-

	$76,017,932	$76,024,877	$29,602,403	$30,384,025

Securities with a carrying value of approximately $61,485,341 and $46,329,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains and losses on sales of securities available-for-sale consist of the following:

Years Ended December 31,

2001	2000	1999

Gross gains	$91,236	$4,916	$-
Gross losses	(43,069)	(7,266)	-

Net realized gains (losses)	$48,167	$(2,350)	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        LOANS

The composition of loans is summarized as follows:

December 31,

2001	2000

Commercial, financial, and agricultural	$53,299,380	$57,011,735
Real estate – construction	32,396,963	28,120,000
Real estate – mortgage	313,851,202	274,216,000
Consumer	54,012,818	55,971,000
Other	2,449,918	2,764,181

	456,010,281	418,082,916
Unearned income	(219,758)	(174,072)
Allowance for loan losses	(6,652,093)	(6,306,620)

Loans, net	$449,138,430	$411,602,224

Loans outstanding as of December 31, 2000 have been reclassified to be consistent with the presentation adopted for the year ended December 31, 2001.

Changes in the allowance for loan losses are as follows:

Years Ended December 31,

2001	2000	1999

Balance, beginning of year	$6,306,620	$5,682,612	$4,863,181
Provision charged to operations	2,364,000	1,620,500	1,636,900
Loans charged off	(2,207,588)	(1,153,867)	(1,077,974)
Recoveries of loans previously charged off	189,061	157,375	260,505

Balance, end of year	$6,652,093	$6,306,620	$5,682,612

The following is a summary of information pertaining to impaired loans:

December 31,

2001	2000

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	5,727,234	2,041,215
Total impaired loans	$5,727,234	$2,041,215

Valuation allowance related to impaired loans	$1,199,696	$408,243

	Years Ended December 31,

	2001	2000	1999

Average investment in impaired loans	$4,155,397	$2,699,650	$2,289,057

Interest income recognized on impaired loans	$110,067	$38,021	$105,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        LOANS (Continued)

In the ordinary course of business, the Banks have granted loans to certain related parties, including directors, executive officers and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2001 are as follows:

Balance, beginning of year	$2,931,402
Advances, including renewals	3,357,928
Repayments, including renewals	(2,303,096)
Changes in directors	(148,568)

Balance, end of year	$3,837,666

NOTE 4.       PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,

2001	2000

Land	$3,402,285	$2,423,915
Buildings	9,979,028	9,927,969
Equipment	16,936,186	14,568,476
Construction in process	-	63,716
	30,317,499	26,984,076
Accumulated depreciation	(14,438,451)	(12,138,744)
	$15,879,048	$14,845,332

                        Leases

The Company has leased various properties and equipment under noncancelable agreements which expire at various times through 2011 and require minimum annual rentals.  The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2002	$774,253
2003	670,197
2004	488,709
2005	337,786
2006	222,031
Thereafter	71,728
$2,564,704

The total rental expense for the years ended December 31, 2001, 2000 and 1999 was $712,105, $654,790 and $528,865, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.            DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $113,545,095 and $102,841,965, respectively.  The scheduled maturities of time deposits at December 31, 2001 are as follows:

2002	$234,491,053
2003	56,357,905
2004	9,707,010
2005	15,610,860
2006	7,080,187
Thereafter	259,817

$323,506,832

NOTE 6.            OTHER BORROWINGS

Other borrowings consist of the following:

December 31,

2001	2000

Note payable to bank, principal of $56,025 due quarterly plus interest at prime minus 1% or 3.75% at December 31, 2001, collateralized by 50,000 shares of common stock of Community Bank & Trust,
matures July 31, 2004.	$619,875	$843,975
Revolving credit note to bank, interest due quarterly at prime minus 1%
or 3.75% at December 31, 2001 until July 31, 2002 when principal and interest shall be payable quarterly, collateralized by 50,000 shares of common stock of Community Bank & Trust and
assignment of note receivable from ESOP, matures June 30,
2006 (see Note 7).	1,450,000	-
Advance from the Federal Home Loan Bank with interest due quarterly
at 5.95%, due February 8, 2010.	10,000,000	10,000,000

	$12,069,875	$10,843,975

Advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgages.  Contractual maturities of other borrowings as of December 31, 2001 are as follows:

2002	$1,674,100
2003	224,100
2004	171,675
2005	-
2006	-
Thereafter	10,000,000

$12,069,875

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.            EMPLOYEE BENEFIT PLANS (Continued)

                        Incentive Stock Option Plan (Continued)

	2001		2000		2000

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Under option, beginning of year	59,000	$25.66	59,500	$24.40	39,000	$9.85
Granted	-		2,500	36.72	29,500	39.20
Exercised	(4,500)	9.85	(3,000)	9.85	(9,000)	9.85
Forfeited	(2,500)	36.72	-	-	-	-

Under option, end of year	52,000	$26.50	59,000	$25.66	59,500	$24.40

Options exercisable at year-end	52,000	$26.50	41,750	$20.22	30,000	$9.85

Weighted-average fair value of
options granted during the year		$-		$15.31		$17.77

Information pertaining to options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$ 9.85	22,500	3 years	$9.85	22,500	$9.85
$39.20	29,500	8 years	39.20	29,500	39.20

Outstanding at end of year	52,000	5.85 years	$26.50	52,000	$26.50

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

		Years Ended December 31,

		2001	2000	1999

		(In thousands, except per share data)

Net income	As reported	$7,175	$7,622	$6,076
	Pro forma	$7,175	$7,597	$6,076

Earnings per share	As reported	$3.29	$3.50	$2.80
	Pro forma	$3.29	$3.49	$2.80

Earnings per share -	As reported	$3.26	$3.46	$2.80
assuming dilution	Pro forma	$3.26	$3.45	$2.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         EMPLOYEE BENEFIT PLANS (Continued)

                        Incentive Stock Option Plan (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2001	2000	1999

Dividend yield	N/A	.49%	.38%
Expected life	N/A	10 years	10 years
Expected volatility	N/A	.21%	6.37%
Risk-free interest rate	N/A	6.35%	6.86%

                        401(k) Plan

The Company has a contributory 401(k) retirement plan covering substantially all employees.  Contributions to the plan charged to expense for the years ended December 31, 2001, 2000 and 1999 amounted to $115,647, $81,215 and $86,478, respectively.

                        Employee Stock Ownership Plan

The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements, subject to certain IRS limits.  Contributions to the ESOP are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances.   In 2001, the ESOP incurred debt when the Company loaned the ESOP $1,550,000 from the proceeds the Company received from its revolving credit note to bank (also, see Note 6).  All dividends received by the ESOP are used to pay debt service.  The ESOP shares initially were pledged as collateral for its debt.  As the debt is repaid, shares are released from collateral and allocated to employees based on the proportion of debt service paid in the year.  As shares are released from collateral, the Company reports compensation expense equal to the difference in the current market price of the shares and the original cost of those shares released.  All shares held by the ESOP are considered outstanding for earnings per share computations.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Contributions to the ESOP were $771,906, $698,873 and $666,724 for the years ended December 31, 2001, 2000 and 1999, respectively.  Dividends paid to the ESOP for the years ended December 31, 2001 and 2000 were $76,570 and $66,247, respectively.  Interest expense related to the ESOP debt was $22,476 for the year ended December 31, 2001.

In accordance with the ESOP, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of termination.  The purchase price of the common stock would be based on the fair market value of the Company’s common stock as of the annual valuation date, which precedes the date the put option is exercised.  No participant has exercised these rights since the inception of the ESOP, and no significant cash outlay is expected during 2002.  However, since the redemption of common stock is outside the control of the Company, the Company’s maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders’ equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company’s maximum cash obligation and has been reflected as a reduction of retained earnings.  In addition, the unearned compensation recorded in connection with the debt incurred by the ESOP has been offset against the redeemable common stock held by the ESOP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.        EMPLOYEE BENEFIT PLANS (Continued)

                        Employee Stock Ownership Plan (Continued)

Shares of the Company held by the ESOP at December 31, 2001 and 2000 are as follows:

	2001	2000

Allocated shares	364,029	362,938
Committed-to-be-released shares	4,758	7,601
Unearned shares	35,610	-

	404,397	370,539

Fair value of unreleased (unearned shares)	$1,471,405	$-

NOTE 8.           INCOME TAXES

The components of income tax expense are as follows:

Years Ended December 31,

2001	2000	1999

Current	$3,299,022	$3,414,384	$2,985,546
Deferred	(174,404)	(273,564)	(381,217)
Change in valuation allowance	-	(94,113)	-
Current tax effect of net operating loss carryforward	(48,603)	(45,509)	(45,509)

	$3,076,015	$3,001,198	$2,558,820

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,

	2001	2000	1999

Tax provision at statutory rate	$3,485,342	$3,611,889	$2,935,895
Tax-exempt interest	(862,465)	(731,922)	(696,773)
Disallowed interest	130,720	125,595	104,207
Change in valuation allowance	-	(94,113)	-
Current tax effect of net
operating loss carryforward	(48,603)	(45,509)	(45,509)
Nondeductible expenses	58,917	35,639	39,395
State income taxes	180,121	224,472	224,656
Other items	131,983	(124,853)	(3,051)

Income tax expense	$3,076,015	$3,001,198	$2,558,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.            INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

December 31,

2001	2000

Deferred tax assets:
Loan loss reserves	$2,224,769	$2,003,103
Net operating loss carryforward	-	48,603
Other	277,034	274,423
Unrealized loss on securities available-for-sale	-	33,789
Depreciation	-	23,249

	2,501,803	2,383,167

Deferred tax liabilities:
Depreciation	16,615	-
Accretion	181,077	171,068
Unrealized gain on securities available-for-sale	2,778	-

	200,470	171,068

Net deferred tax assets	$2,301,333	$2,212,099

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

Years Ended December 31,

2001	2000	1999

Net income	$7,174,991	$7,622,005	$6,076,165

Weighted average common shares outstanding	2,183,778	2,178,838	2,171,983
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the year	19,211	23,465	-

Total weighted average common shares and
common stock equivalents outstanding	2,202,989	2,202,303	2,171,983

Diluted earnings per share	$3.26	$3.46	$2.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company's commitments is as follows:

December 31,

2001	2000

Commitments to extend credit	$28,095,400	$24,944,341
Credit card lines	5,570,455	3,856,553
Standby letters of credit	1,898,602	3,093,193

	$35,564,457	$31,894,087

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral is required in instances which the Company deems necessary.

Credit card commitments are granted on an unsecured basis.

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

Seventy-six percent of the Company's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Banks' primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    CONCENTRATIONS OF CREDIT (Continued)

The Company's loan portfolio also includes a concentration, 12% of the total portfolio, of commercial, financial, and agricultural loans.  These loans represent loans made primarily to local businesses in the Banks' market areas.  A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust, which are outside the Banks' primary market areas.  The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

Other significant concentrations of credit by type of loan are set forth in Note 3.  The Georgia banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $4,775,000 and $1,187,500 for Community Bank & Trust and Community Bank & Trust – Troup, respectively.  Community Bank & Trust – Alabama, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 20% of unimpaired capital, or approximately $1,002,000.

NOTE 12.    REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2001, approximately $5,024,000 of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  Management believes, as of December 31, 2001 and 2000, the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks' category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12.    REGULATORY MATTERS (Continued)

The Company and Banks' actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)

As of December 31, 2001
Total Capital to Risk Weighted Assets:
Consolidated	$63,966	13.41%	$38,174	8.00%	N/A	N/A
Community Bank & Trust	$51,399	13.24%	$31,056	8.00%	$38,820	10.00%
Community Bank & Trust - Alabama	$4,922	13.73%	$2,867	8.00%	$3,584	10.00%
Community Bank & Trust - Troup	$6,223	11.85%	$4,201	8.00%	$5,252	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$57,993	12.15%	$19,087	4.00%	N/A	N/A
Community Bank & Trust	$46,539	11.99%	$15,528	4.00%	$23,292	6.00%
Community Bank & Trust - Alabama	$4,473	12.48%	$1,433	4.00%	$2,150	6.00%
Community Bank & Trust - Troup	$5,567	10.60%	$2,101	4.00%	$3,151	6.00%
Tier I Capital to Average Assets:
Consolidated	$57,993	8.89%	$26,090	4.00%	N/A	N/A
Community Bank & Trust	$46,539	8.77%	$21,224	4.00%	$26,531	5.00%
Community Bank & Trust - Alabama	$4,473	8.69%	$2,058	4.00%	$2,573	5.00%
Community Bank & Trust - Troup	$5,567	7.93%	$2,807	4.00%	$3,509	5.00%

As of December 31, 2000
Total Capital to Risk Weighted Assets:
Consolidated	$56,453	12.45%	$36,276	8.00%	N/A	N/A
Community Bank & Trust	$45,293	12.67%	$28,610	8.00%	$35,762	10.00%
Community Bank & Trust - Alabama	$4,354	12.87%	$2,706	8.00%	$3,382	10.00%
Community Bank & Trust - Troup	$5,753	12.51%	$3,678	8.00%	$4,597	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$50,777	11.20%	$18,138	4.00%	N/A	N/A
Community Bank & Trust	$40,565	11.34%	$14,305	4.00%	$21,457	6.00%
Community Bank & Trust - Alabama	$3,930	11.62%	$1,353	4.00%	$2,030	6.00%
Community Bank & Trust - Troup	$5,177	11.26%	$1,839	4.00%	$2,759	6.00%
Tier I Capital to Average Assets:
Consolidated	$50,777	8.81%	$23,062	4.00%	N/A	N/A
Community Bank & Trust	$40,565	8.50%	$19,094	4.00%	$23,868	5.00%
Community Bank & Trust - Alabama	$3,930	8.53%	$1,843	4.00%	$2,304	5.00%
Community Bank & Trust - Troup	$5,177	9.23%	$2,243	4.00%	$2,804	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

                        Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk and loans held for sale, fair values are based on carrying values.  For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.        FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                        Off-Balance Sheet Instruments

Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements.  Since the majority of the Company’s off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

	December 31, 2001		December 31, 2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, interest-bearing
deposits in banks, and federal funds sold	$53,951,003	$53,951,003	$50,988,711	$50,988,711
Securities available-for-sale	77,901,447	77,901,447	59,853,582	59,853,582
Securities held-to-maturity	29,602,403	30,384,025	31,193,386	31,983,079
Restricted equity securities	1,215,300	1,215,300	1,215,300	1,215,300
Loans held for sale	-	-	1,011,458	1,011,458
Loans	449,138,430	463,686,000	411,602,224	427,854,542
Accrued interest receivable	6,386,768	6,368,768	7,163,321	7,163,321

Financial liabilities:
Deposits	562,214,897	570,038,749	507,494,847	511,858,713
Other borrowings	12,069,875	12,069,875	10,843,975	10,843,975
Accrued interest payable	5,362,280	5,362,280	6,240,120	6,240,120
Redeemable common stock	15,159,684	15,159,684	15,088,348	15,088,348

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

The Company’s reportable segments are organizations that offer different products and services.  They are managed separately because of products and services, marketing strategies, and the regulatory environments in which the Banks operate.  In addition, the Banks geographically are located in the Southeast and employ similar business strategies and are evaluated using similar performance expectations.  The bank consulting segment operates throughout the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.        SEGMENT INFORMATION (Continued)

Selected segment information by industry segment is as follows:

	Reportable Segments

For the Year Ended December 31, 2001	Banking	Financial Supermarkets	All Other	Total

Interest income	$48,884,501	$827,019	$20,865	$49,732,385
Interest expense	24,402,864	-	66,749	24,469,613
Intersegment net interest income (expense)	(822,538)	810,836	11,702	-
Net interest income (loss)	24,481,637	827,019	(45,884)	25,262,772
Other revenue from external customers	6,550,016	10,714,956	512,306	17,777,278
Intersegment other revenues	-	291,212	1,898,400	2,189,612
Depreciation and amortization	1,932,966	368,401	576,287	2,877,654
Provision for loan losses	2,364,000	-	-	2,364,000
Segment profit (loss)	5,272,935	3,062,564	(1,077,547)	7,257,952
Segment assets	644,414,671	24,386,148	4,781,292	673,582,111
Expenditures for premises and equipment	2,083,921	1,107,310	387,504	3,578,735

	Reportable Segments

For the Year Ended December 31, 2000	Banking	Financial Supermarkets	All Other	Total

Interest income	$47,283,876	$813,208	$12,254	$48,109,338
Interest expense	23,291,215	-	82,469	23,373,684
Intersegment net interest income (expense)	(810,927)	798,673	12,254	-
Net interest income (loss)	23,992,661	813,208	(70,215)	24,735,654
Other revenue from external customers	5,258,886	8,845,717	488,493	14,593,096
Intersegment other revenues	-	541,569	2,120,800	2,662,369
Depreciation and amortization	1,582,541	208,817	648,783	2,440,141
Provision for loan losses	1,620,500	-	-	1,620,500
Segment profit (loss)	5,407,069	3,336,070	(1,071,968)	7,671,171
Segment assets	587,193,454	25,538,955	3,218,307	615,950,716
Expenditures for premises and equipment	2,681,650	901,234	445,552	4,028,436

	Reportable Segments

For the Year Ended December 31, 1999	Banking	Financial Supermarkets	All Other	Total

Interest income	$40,931,494	$541,673	$3,956	$41,477,123
Interest expense	18,806,249	-	77,622	18,883,871
Intersegment net interest income (expense)	(531,089)	527,133	3,956	-
Net interest income (loss)	22,125,245	541,673	(73,666)	22,593,252
Other revenue from external customers	4,489,623	6,720,159	300,195	11,509,977
Intersegment other revenues	-	250,493	1,575,600	1,826,093
Depreciation and amortization	1,684,949	151,485	574,080	2,410,514
Provision for loan losses	1,636,900	-	-	1,636,900
Segment profit (loss)	5,199,897	2,082,464	(1,219,010)	6,063,351
Segment assets	519,898,791	18,187,824	2,712,601	540,799,216
Expenditures for premises and equipment	1,191,675	261,970	647,534	2,101,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.          SEGMENT INFORMATION (Continued)

	2001	2000	1999

Net Income

Total profit for reportable segments	$8,335,499	$8,743,139	$7,282,361
Non-reportable segment loss	(1,077,547)	(1,071,968)	(1,219,010)
Elimination of intersegment (gains) losses	(82,961)	(49,166)	12,814

Total consolidated net income	$7,174,991	$7,622,005	$6,076,165

Total Assets

Total assets for reportable segments	$668,800,819	$612,732,409	$538,086,615
Non-reportable segment assets	4,781,292	3,218,307	2,712,601
Elimination of intersegment assets	(25,823,392)	(25,627,927)	(24,649,654)

Total consolidated assets	$647,758,719	$590,322,789	$516,149,562

Expenditures for Premises and Equipment

Total expenditures for reportable segments	$3,191,231	$3,582,884	$1,453,645
Non-reportable segment assets	387,504	445,552	647,534
Elimination of intersegment gains	(150,000)	(341,656)	(123,081)

Total consolidated expenditures for
premises and equipment	$3,428,735	$3,686,780	$1,978,098

NOTE 15.          SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,

	2001	2000	1999

Data processing	$1,052,441	$833,335	$885,699
Travel expenses	1,553,063	906,265	677,840
Office supply expenses	696,752	611,511	623,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 16.         PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2001 and 2000 and condensed statements of income and cash flows of Community Bankshares, Inc. for the periods ended December 31, 2001, 2000 and 1999:

CONDENSED BALANCE SHEETS DECEMBER 31, 2001 AND 2000
	2001	2000

Assets
Cash	$814,418	$1,296,024
Investment in subsidiaries	58,881,732	52,289,928
Equipment	454,399	653,333
Other assets	2,983,770	1,268,950

Total assets	$63,134,319	$55,508,235

Liabilities
Other borrowings	$2,069,875	$843,975
Other liabilities	818,642	1,277,450

Total liabilities	2,888,517	2,121,425

Redeemable common stock	16,709,684	15,088,348

Shareholders' equity	43,536,118	38,298,462

Total liabilities, redeemable common stock,
and shareholders' equity	$63,134,319	$55,508,235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
	2001	2000	1999

Income
Dividends from subsidiaries	$1,680,000	$1,400,000	$1,400,000
Interest	48,972	12,254	3,955
Other income	2,056,550	2,369,404	1,724,166

	3,785,522	3,781,658	3,128,121

Expense
Interest	66,695	82,465	77,557
Salaries and employee benefits	1,859,824	1,780,983	1,565,019
Equipment expense	682,559	768,835	701,315
Other expense	1,123,242	1,139,014	1,145,766

	3,732,320	3,771,297	3,489,657

Income (loss) before income tax benefits and
equity in undistributed income of subsidiaries	53,202	10,361	(361,536)

Income tax benefits	(628,586)	(571,777)	(631,941)

Income before equity in undistributed income
of subsidiaries	681,788	582,138	270,405

Equity in undistributed income of subsidiaries	6,536,953	7,089,033	5,801,765

Net income	$7,218,741	$7,671,171	$6,072,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
	2001	2000	1999

OPERATING ACTIVITIES
Net income	$7,218,741	$7,671,171	$6,072,170
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	494,787	622,171	560,046
Undistributed income of subsidiaries	(6,536,953)	(7,089,033)	(5,801,765)
Other operating activities	(632,540)	(34,958)	251,949

Net cash provided by operating activities	544,035	1,169,351	1,082,400

INVESTING ACTIVITIES
Purchases of premises and equipment	(286,941)	(264,370)	(1,053,841)
Increase in notes receivable from ESOP	(1,550,000)	-	-
Disposal of premises and equipment	-	-	406,306

Net cash used in investing activities	(1,836,941)	(1,836,941)	(647,535)

FINANCING ACTIVITIES
Increase in other borrowings	1,450,000	-	400,000
Repayment of other borrowings	(224,100)	(210,125)	(154,100)
Proceeds from exercise of stock options	44,304	29,536	88,607
Dividends paid	(458,904)	(393,283)	(352,143)

Net cash provided by (used in) financing activities	811,300	(811,300)	(17,636)

Net increase (decrease) in cash	(481,606)	331,109	417,229

Cash at beginning of year	1,296,024	964,915	547,686

Cash at end of year	$814,418	$1,296,024	$964,915

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the President and Chief Executive Officer, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 28th of March, 2002.

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

               Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 28th day of March, 2002.

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

_______________________                                           Director
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

INDEX TO EXHIBITS

Exhibit
No.

3.1           Amended and Restated Articles of Incorporation of the Registrant dated as of June 30, 1997.

10.6        Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated July 30, 2000.

10.7        Amendment to Amended and Restated Revolving Credit Term Loan Agreement dated as of June 8, 2001 between Registrant and SunTrust Bank.

10.8        Business Loan and Security Agreement dated as of June 8, 2001 among Registrant, Community Bankshares, Inc.,
               Employee Stock, Ownership Plan and Trust, Steve Adams, J. Alton Wingate, and Elton Collins, not in their individual capacities, but solely as Trustees of the Employee Stock Ownership Plan and Trust.

21            List of Subsidiaries of Registrant.