Form 10-Q
period 2002-03-31
COMMUNITY BANKSHARES INC /GA/
filed 2002-05-15
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Yes  ☑     No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2002: 2,186,330

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2002 and December 31, 2001	2

	Consolidated Statements of Income
	and Comprehensive Income for Three
	Months Ended March 31, 3002 and 2001	3

	Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2002 and 2001	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9

PART II	OTHER INFORMATION
		12
Item 6.	Exhibits and Reports on Form 8 - K	13

	Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)

	(Unaudited)
	2002	2001

Assets
Cash and due from banks	$34,044	$37,182
Interest-bearing deposits in banks	438	410
Federal funds sold	35,300	16,360
Securities available-for-sale	80,716	77,901
Securities held-to-maturity (fair value $29,701 and $30,384)	28,766	29,602
Restricted equity securities	1,215	1,215

Loans	462,431	455,791
Less allowance for loan losses	6,783	6,652

Loans, net	455,648	449,139

Premises and equipment	15,679	15,879

Other assets	20,848	18,521

Total assets	$672,654	$646,209

Liabilities, Redeemable Common Stock and Shareholders’ Equity

Deposits
Noninterest-bearing demand	$86,812	$81,174
Interest-bearing demand	137,933	131,034
Savings	29,625	26,500
Time, $100,000 and over	117,250	113,545
Other time	217,347	209,962

Total deposits	588,967	562,215
Other borrowings	12,014	12,070
Other liabilities	12,153	13,321

Total liabilities	613,134	587,606

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,550,000 at March 31, 2002 and December 31, 2001, respectively	15,160	15,160

Shareholders' equity
Common stock, par value $1; 5,000,000 Shares authorized; 2,186,330 Shares issued and outstanding	2,186	2,186
Capital surplus	6,182	6,182
Retained earnings	36,296	35,071
Accumulated other comprehensive income (loss), net of tax	(304)	4

Total shareholders' equity	44,360	43,443

Total liabilities, redeemable common stock and shareholders' equity	$672,654	$646,209

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Interest income
Loans	$9,396	$10,939
Taxable securities	627	698
Nontaxable securities	697	593
Deposits in banks	3	7
Federal funds sold	104	220

Total interest income	10,827	12,457

Interest expense on deposits
Deposits	4,279	6,022
Other borrowings	168	164

Total interest expense	4,447	6,186

Net interest income	6,380	6,271
Provision for loan losses	529	406

Net interest income after Provision for loan losses	5,851	5,865

Other income
Service charges on deposit accounts	1,165	969
Other service charges and fees	337	291
Trust Department fees	33	44
Gains on sale of loans	14	52
Nonbank subsidiary non-interest income	1,939	3,655
Security transactions, net	145	-
Other operating income	183	181

Total other income	3,816	5,192

Other expenses
Salaries and employee benefits	4,394	4,411
Equipment expense	769	801
Occupancy expense	453	427
Other operating expenses	2,210	2,549

Total other expenses	7,826	8,188

Income before income taxes	1,841	2,869

Income tax expense	485	902

Net income	$1,356	$1,967

Other comprehensive income (loss):
Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during Periods	(221)	467
Reclassification adjustment for (gains) losses realized in net income	(87)	-

Total other comprehensive income (loss)	(308)	467

Comprehensive income	$1,048	$2,434

Basic earnings per common share	$0.62	$0.90

Diluted earnings per common share	$0.61	$0.89

Cash dividends per share of common stock	$0.0600	$0.0500

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$1,356	$1,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	810	799
Provision for loan losses	529	406
Deferred income taxes	(306)	(146)
Decrease in loans held for sale	-	653
Net realized gains on securities available-for-sale	(145)	-
Net (gains) losses on sale of other real estate	(3)	14
Decrease in interest receivable	665	439
Increase in interest payable	664	2,364
Increase (decrease) in taxes payable	510	(574)
Increase in accounts receivable of nonbank subsidiary	(846)	(1,839)
Decrease in work in process of nonbank subsidiary	253	402
Decrease in accruals and payables of nonbank subsidiary	(1,158)	(5,119)
Net other operating activities	(1,506)	582

Net cash provided by (used in) operating activities	823	(52)

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(8,621)	(9,228)
Proceeds from sales of securities Available-for-sale	5,118	-
Proceeds from maturities of securities Available-for-sale	321	4,806
Proceeds from maturities of securities Held-to-maturity	836	621
Net increase in Federal funds sold	(18,940)	(9,985)
Net increase in interest-bearing Deposits in banks	(29)	(38)
Net increase in loans	(9,466)	(12,984)
Purchase of premises and equipment	(500)	(1,039)
Proceeds from sales of other real estate	755	433

Net cash used in investing activities	(30,526)	(27,414)

Principal balances on loans Transferred to other real estate	$2,428	$-

FINANCING ACTIVITIES
Net increase in deposits	26,752	18,206
Repayment of other borrowings	(56)	(56)
Dividends paid	(131)	(109)

Net cash provided by Financing activities	26,565	18,041
Net decrease in cash and due from banks	$(3,138)	$(9,425)

Cash and due from banks at beginning of the period	37,182	38,410

Cash and due from banks at end of the period	$34,044	$28,985

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,783	$3,822

Income taxes	$75	$474

NONCASH TRANSACTIONS

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

The results of operations for the three month period ending March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.              RECENT DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (SFAS No. 141), “Business Combinations” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions  of SFAS No. 142.  The impact of this change will be a reduction of amortization expense of $2,000 per quarter.  However, goodwill will be evaluated prior to June 30 to determine if any write-down because of impairment is warranted.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 were adopted effective January 1, 2002.

See Notes to Consolidated Financial Statements

NOTE 3.              EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

	Three Months Ended March 31, 2002 (Dollars and shares in Thousands, except per share amounts)

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,356	2,186	$0.62
Effect of Dilutive Securities Stock options	0	19	(0.01)

Diluted EPS	$1,356	2,205	$0.61

	Three Months Ended March 31, 2001 (Dollars and shares in Thousands, except per share amounts)

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,967	2,179	$0.90
Effect of Dilutive Securities Stock options	0	22	(0.01)

Diluted EPS	$1,967	2,201	$0.89

NOTE 4.              SEGMENT INFORMATION

Selected segment information by industry segment for the periods ended March 31, 2002 and 2001 is as follows:

	Reportable Segments (Dollars in thousands)

For the Period Ended March 31, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,712	1,976	1,356	16,044
Intersegment revenues (expenses)	(823)	909	559	645
Segment profit (loss)	1,437	935	(337)	2,035
Segment assets	675,181	22,879	5,015	703,075

	Reportable Segments (Dollars in thousands)

For the Period Ended March 31, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$144,044	3,589	151	17,784
Intersegment revenues (expenses)	(220)	261	482	523
Segment profit	1,182	1,090	(290)	21,982
Segment assets	614,341	21,796	4,203	640,340

	2002	2001

Net Income

Total profit for reportable segments	$2,372	$2,272
Non-reportable segment loss	(337)	(290)
Elimination of intersegment (gains) losses	(679)	(15)

Total consolidated other income	$1,356	$1,967

2002

Total Assets

Total assets for reportable segments	$698,060
Non-reportable segment assets	5,015
Elimination of intersegment assets	(30,421)

Total consolidated assets	$672,654

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

Financial Condition

As of March 31, 2002, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2001.  Total assets, loans, and deposits increased by 4.09%, 1.46% and 4.76% respectively.  The growth in loans, although less the same period in 2001, is consistent with management’s expectations.  The growth in deposits is greater than the prior comparable period and is consistent with management’s expectations.  The growth in assets is attributable to growth in deposits and retention of earnings.  Management expects the growth to continue in the future.

Liquidity

As of March 31, 2002, the liquidity ratio was 21.39% which is within our target range of 20 - 25%.  The banks have available lines of credit to meet unexpected liquidity needs.  Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 3% of net interest income subjected to rising and falling rates of 200 basis points.  Our guideline is to allow no more than 8% change in net interest income for these scenarios; therefore, we are within policy guidelines.  We have positioned ourselves to  minimize the impact of further changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to our assets.  At March 31, 2002, the Company’s and the Bank’s capital ratios were considered satisfactory based on regulatory minimum capital requirements.  The minimum capital requirements and the actual consolidated capital ratios at March 31, 2002 were as follows:

	Actual	Regulatory Minimum

Leverage	8.73%	4.00%
Risked Based Capital ratios:
Core Capital	11.79%	4.00%
Total Capital	13.04%	8.00%

Results of Operation

Net interest income for the three month period ended March 31, 2002 increased 1.74% to $6,380,000 over $6,271,000 for the same period for 2001.  Interest income for the three month period was down by 13.09% from $12,457,000 to $10,827,000.  This decrease in interest income is due to decrease in the prime interest rate during the period from 8.0% to 4.75%  During that period, the net interest margin for the company declined from 4.71% to 4.25%.  Earning assets increased by 10.62% or $58,431,000 at March 31, 2002 as compared to March 31, 2001.  The largest increase in earning assets since March 31, 2001 was the increase in loans of $31,376,000 or 7.28%.  Investment securities increased by $13,919,000 while Federal Funds sold increased by $13,190,000.  For the first three months of 2002, earning assets increased by $27,587,000 or 4.75%.  Interest expense on interest bearing deposits was down by $1,743,000 or 28.94% for the first three months of 2002 over the same period for 2001.  Interest bearing deposits increased 11.51% or $51,829,000 as of  March 31, 2002 as compared to March 31, 2001.  For the first three months of 2002, interest bearing deposits increased by $21,114,000 or 4.39%.

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner.  We use two different methods of measuring risk in the portfolio:  (a) Risk in our watch list of loans and past due ratios and (b) Percentage of classified loans.  We then compare results to reserve balances to assure any and all identified risk are covered.

The following table furnishes information on the loan loss reserve for the current three month reporting period and the same period for 2001.

	2002	2001

Beginning Balance	$ 6,652	$ 6,307

Less Charge Offs:
Commercial Loans	(3)	(1)
Real Estate Loans	(243)	(43)
Consumer Loans	(204)	(192)

	(450)	(236)

Plus Recoveries
Commercial Loans	0	4
Real Estate Loans	2	3
Consumer Loans	50	32

	52	39

Net Charge-offs	(398)	(197)

Provision for loan loss	529	406

Ending Balance	$ 6,783	$ 6,516

11

The majority of the real estate loan charge-off for 2002 related to one loan and does not represent a general decline in the real estate portfolio.

The provision for loan losses was $529,000 and $406,000 for the first three months of 2002 and 2001 respectively.  The provision for loan losses for the three month period ended March 31, 2002 represented 118% of charge offs for the same period, while the provision for the first three months of 2001 represented 206% of the charge offs recorded in that period.  The reserve at March 31, 2002 represented 189% of non-accrual loans while the reserve at March 31, 2001 represented 217% of non-accrual loans. Non accrual loans have increased from $3,003,000 at March 31, 2001 to $3,593,000 as of March 31, 2002.  Past due loans greater than 90 days and accruing interest have decreased from $2,418,000 in 2001 to $1,921,000 in 2002.  The increase in non-accrual loans is indicative of the overall state of the economy.  Management is aware of a deterioration in loan quality believed to be related to the continuing decline in the overall economy.  Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.  As of March 31, 2002, non-accrual loans and other real estate owned totaled approximately $8,394,000, which  contributes to our being outside our guideline of non-performing assets compared to the loan loss reserve.  The loan loss reserve balance to the total loan ratio at March 31, 2002 was 1.47% as compared to 1.51% at March 31, 2001.  As of March 31, 2002, management considered our allowance for loan losses adequate to cover any known losses.

The following table is a summary of Non Accrual, Past due and Restructured Debt

March 31, 2002

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 278	$ 406	$ 134
Real Estate Loans	2,813	1,063	980
Consumer Loans	502	452	60

Total	$ 3,593	$ 1,921	$ 1,174

March 31, 2001

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 255	$ 163	$ 0
Real Estate Loans	2,356	1,906	673
Consumer Loans	392	349	62

Total	$ 3,003	$ 2,418	$ 735

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

Other income decreased by 26.50% or $1,376,000 during the three month period ended March 31, 2002 as compared to the same period for 2001.  This decrease is primarily due to the slow down in activity associated with an agreement between Financial Supermarkets, Inc. (FSI), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce (“CIBC”) to establish banking pavilions.  Due to slowing economic conditions, management anticipates fewer sales of supermarket bank units and thus anticipates a decline in revenue during 2002 as compared to 2001.  Service charges on deposit accounts increased by $196,000 or 20.23% for the three month period ended March 31, 2002, as compared to the same periods in 2001.  During the last two quarters of 2001, the banks started charging a daily overdraft fee on accounts that are overdrawn more than 1 day.  During the first three months of 2002 these fees total $149,000.  Non-sufficient funds (NSF) charges increased $30,000 for the three month period ended March 31, 2002, as compared to the same period in 2001.  NSF charges increased primarily as a result of the Company’s continued growth in accounts in the totally free checking program.   The gains on sale of loans decreased by $38,000 during the three month period ended March 31, 2002 as compared to the same period for 2001.  This decrease is due to a decreased level of SBA activity.

Other expenses decreased by 4.42% or $362,000 for the three month period ended March 31, 2002, as compared to the same periods in 2001.  Salaries and benefits decreased by $17,000 or 0.39% during the three month period ended September 30, 2002 compared to the same period in 2001.  Full time equivalent employees increased from 365 at the end of March 2001 to 367 at the end of March 2002.  Equipment and occupancy expenses were down by 0.49% or $6,000 for the three month period ended March 31, 2002 as compared to the same period in 2001.  The increase in full time equivalent employees was influenced by the addition of one new supermarket banking center during the past three months as well as the overall growth of the Company’s banking operations.  In other operating expenses, travel expenses decreased $142,000 or 33.33% due to a slow down in travel for non-bank subsidiary for the three month period ending March 31, 2002 as compared to the same period in 2001.  Most of the reduction in expenses is associated with a reduced level of activity at FSI.

We incurred income tax expenses of $485,000 which represents an effective rate of 26% for the three month period ended March 31, 2002 as compared to $902,000 which represents an effective tax rate of 31% for the same period in 2001.  This is due to a  smaller portion of our income being fully taxable.

Net income for the three month period ended March 31, 2002, was $1,356,000 or a decrease of 31.06% over the same periods for 2001.  Due to scheduling delays in supermarket bank installations, the variation in the number of supermarket bank installations from year to year, as well as the current net interest margin; management does not anticipate meeting its original budgeted projections and management does not anticipate an overall increase in earnings in 2002 compared to 2001.  Management is currently preparing new projected goals for 2002 income.

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
COMMUNITY BANKSHARES, INC.

DATE: May 15, 2002	By:	/s/ Harry L. Stephens
Harry L. Stephens, Executive Vice President and Chief Financial Officer