Form 10-Q
period 2002-06-30
COMMUNITY BANKSHARES INC /GA/
filed 2002-08-14
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2002

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
 Yes  ☑     No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2002: 2,175,418

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES INDEX

		Page No.

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Consolidated Balance Sheets -
	June 30, 2002 and December 31, 2001	2

	Consolidated Statements of Income
	and Comprehensive Income for Three
	Months Ended June 30, 2002 and 2001
	and Six Months Ended June 30, 2002
	and 2001	3

	Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8 - K	16

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
  (Dollars in thousands)

	(Unaudited)
Assets	2002	2001

Cash and due from banks	$37,512	$37,182
Interest-bearing deposits in banks	308	410
Federal funds sold	13,510	16,360
Securities available-for-sale	94,482	77,901
Securities held-to-maturity (fair value $29,812 and $30,384)	28,432	29,602
Restricted equity securities	1,215	1,215

Loans	463,668	455,791
Less allowance for loan losses	6,868	6,652

Loans, net	456,800	449,139

Premises and equipment	15,356	15,879
Other assets	18,394	18,521

Total assets	$666,009	$646,209

Liabilities, Redeemable Common Stock and Shareholders' Equity

Deposits
Non-interest-bearing demand	$83,024	$81,174
Interest-bearing demand	131,777	131,034
Savings	30,425	26,500
Time, $100,000 and over	118,910	113,545
Other time	217,211	209,962

Total deposits	581,347	562,215

Other borrowings	11,958	12,070
Other liabilities	10,705	13,321

Total liabilities	604,010	587,606

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,550,000 at June 30, 2002 and December 31, 2001, respectively	14,844	15,160

Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized; 2,186,330 outstanding	2,186	2,186
Capital surplus	6,182	6,182
Retained earnings	38,354	35,071
Accumulated other comprehensive income, net of tax	884	4
Less 10,912 shares of Treasury stock at June 30, 2002	(451)	0

Total shareholders' equity	47,155	43,443

Total liabilities, redeemable common stock and shareholders' equity	$666,009	$646,209

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income
Loans	$9,307	$10,872	$18,703	$21,811
Taxable securities	739	687	1,366	1,385
Nontaxable securities	742	628	1,439	1,221
Deposits in banks	3	7	6	14
Federal funds sold	107	228	211	448

Total interest income	10,898	12,422	21,725	24,879

Interest expense on deposits
Deposits	3,985	5,942	8,264	11,964
Other borrowings	169	163	337	327

Total interest expense	4,154	6,105	8,601	12,291

Net interest income	6,744	6,317	13,124	12,588
Provision for loan losses	524	394	1,053	800

Net interest income after Provision for loan losses	6,220	5,923	12,071	11,788

Other income
Service charges on deposit accounts	1,326	1,096	2,491	2,065
Other service charges and fees	365	281	702	572
Gains on sale of loans	33	11	47	63
Nonbank subsidiary non-interest income	2,218	2,478	4,157	6,137
Security transactions, net	(6)	--	139	--
Other operating income	177	156	393	377

Total other income	4,113	4,022	7,929	9,214

Other expenses
Salaries and employee benefits	4,281	4,101	8,675	8,512
Equipment expense	796	841	1,565	1,642
Occupancy expense	450	445	903	872
Other operating expenses	2,165	2,254	4,375	4,803

Total other expenses	7,692	7,641	15,518	15,829

Income before income taxes	2,641	2,304	4,482	5,173

Income tax expense	768	649	1,253	1,551

Net income	$1,873	$1,655	$3,229	$3,622

Other comprehensive income:
Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during Periods	1,184	(110)	963	357
Reclassification adjustment for (gains) losses realized in net income	4	--	(83)	--

Total other comprehensive income (loss)	1,188	(110)	880	357

Comprehensive income	$3,061	$1,545	$4,109	$3,979

Basic earnings per common share	$0.86	$0.76	$1.48	$1.66

Diluted earnings per common share	$0.85	$0.75	$1.47	$1.64

Cash dividends per share of common stock	$0.06	$0.05	$0.12	$.10

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$3,229	$3,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,616	1,657
Provision for loan losses	1,053	800
Deferred income taxes	449	(206)
Decrease in loans held for sale	0	585
Net (gains) losses on sale of securities	(139)	0
Net (gains) losses on sale of other real estate	34	14
Decrease in interest receivable	544	103
Increase (decrease) in interest payable	(1,091)	116
Increase (decrease) in taxes payable	93	(860)
Decrease in accounts receivable of nonbank subsidiary	559	737
Decrease in work in process of nonbank subsidiary	174	555
Decrease in accruals and payables of nonbank subsidiary	(1,107)	(4,384)
Other operating activities	(2,018)	(731)

Net cash provided by operating activities	3,396	2,008

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(25,642)	(19,937)
Proceeds from sales of securities available for sale	5,119	---
Proceeds from maturities of securities available-for-sale	5,548	11,065
Proceeds from maturities of securities held-to-maturity	1,170	1,352
Net decrease in Federal funds sold	2,850	200
Net decrease in interest-bearing deposits in banks	101	27
Net increase in loans	(12,147)	(20,733)
Purchase of premises and equipment	(880)	(2,552)
Proceeds from sales of premises and equipment	8	---
Proceeds from sales of other real estate	2,500	433

Net cash used in investing activities	(21,373)	(30,145)

FINANCING ACTIVITIES
Net increase in deposits	19,132	19,793
Repayment of other borrowings	(112)	(112)
Proceeds for the exercise of stock options	0	30
Dividends paid	(262)	(218)
Purchase of treasury stock	(451)	0

Net cash provided by
Financing activities	18,307	19,493

Net increase (decrease) in cash and
Due from banks	$330	$(8,644)

Cash and due from banks at beginning of the period	37,182	38,410

Cash and due from banks at end of the period	$37,512	$29,766

SUPPLEMENTAL DISCLOSURES Cash paid for: Interest	$9,693	$12,175

Income taxes	$1,291	$2,657

NONCASH TRANSACTIONS Principal balance of loan transferred to other real estate	$3,433	$429

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

The results of operations for the three and six month periods ending June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.         RECENT DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (SFAS No. 141), “Business Combinations” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  The impact of this change has resulted in a reduction of amortization expense of $2,000 per quarter.  Goodwill was evaluated prior to June 30, 2002 and it was determined no write-down because of impairment was warranted.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 were adopted effective January 1, 2002.

NOTE 3.          EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

	Three Months Ended June 30, 2002 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,873	2,185	$.86
Effect of Dilutive Securities Stock options	0	15.01

Diluted EPS	$1,873	2,200	$.85

	Three Months Ended June 30, 2001 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,655	2,182	$0.76
Effect of Dilutive Securities Stock options	0	22	..01

Diluted EPS	$1,655	2,204	$0.75

	Six Months Ended June 30, 2002 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$3,229	2,186	$1.48
Effect of Dilutive Securities Stock options	0	15.01

Diluted EPS	$3,229	2,201	$1.47

	Six Months Ended June 30, 2001 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$3,622	2,182	$1.66
Effect of Dilutive Securities Stock options	0	22	..02

Diluted EPS	$3,622	2,204	$1.64

NOTE 4          SEGMENT INFORMATION

Selected segment information by industry segment for the three and six month periods ended June 30, 2002 and 2001 is as follows:

	Reportable Segments (Dollars in thousands)

For the three month period ended June 30, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,798	$2,228	$131	$15,157
Intersegment revenues (expenses)	(112)	210	548	646
Segment profit (loss)	1,661	577	(341)	1,897
Segment assets	668,076	15,672	5,882	689,630

	Reportable Segments (Dollars in thousands)

For the three month period ended June 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$14,114	$2,345	$124	$16,583
Intersegment revenues (expenses)	(232)	381	478	627
Segment profit (loss)	1,322	743	(356)	1,709
Segment assets	613,708	22,690	2,918	639,316

	Reportable Segments (Dollars in thousands)

For the six month period ended June 30, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$25,510	$4,204	$248	$29,962
Intersegment revenues (expenses)	(243)	438	1,096	1,291
Segment profit (loss)	3,098	858	(678)	3,278
Segment assets	668,076	15,672	5,882	689,630

	Reportable Segments (Dollars in thousands)

For the six month period ended June 30, 2001	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$28,158	$5,934	$275	$34,367
Intersegment revenues (expenses)	(452)	651	961	1,160
Segment profit (loss)	2,503	1,833	(646)	3,690
Segment assets	613,708	22,690	2,918	639,316

	For the three months Ended June 30,		For the six months Ended June 30,

	2002	2001	2002	2001

Net Income
Total profit for reportable segments	$2,238	$2,065	$3,956	$4,336
Non-reportable segment loss	(341)	(356)	(678)	(646)
Elimination of intersegment (gains) losses	(24)	$(54)	(49)	(68)
Total consolidated other income	$1,873	1,655	$3,229	$3,622

Total Assets	2002
Total assets for reportable segments	$683,748
Non-reportable segment assets	5,882
Elimination of intersegment assets	(23,621)

Total consolidated assets	$666,009

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

Financial Condition

As of June 30, 2002, we continue to experience moderate growth in total assets, total loans and total deposits as compared to December 31, 2001.  Total assets, loans, and deposits increased by 5.06%, 1.73% and 3.40% respectively.  The growth in all areas except for loans is slightly less than the same period last year but consistent with management’s expectations. The growth in assets is attributable to growth in deposits and retention of earnings.  Management expects the growth to continue in the future.

Liquidity

As of June 30, 2002, the liquidity ratio was 21.79% which is within our target range of 20 - 25%.  The banks have available lines of credit to meet unexpected liquidity needs.  Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 3% of net interest income subjected to rising and falling rates of 200 basis points.  We have positioned ourselves to minimize the affect of changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to our assets.  At June 30, 2002, the Company’s and banks' capital ratios were considered well capitalized based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios for the Company at June 30, 2002 were as follows:

	Actual	Regulatory Minimum

Leverage	8.85%	4.00%
Risked Based Capital ratios:
Core Capital	12.13%	4.00%
Total Capital	13.38%	8.00%

Results of Operation

Net interest income for the six month period ended June 30, 2002 is up 4.26% over the same period for 2001, from $12,588,000 to $13,124,000 and is up 6.76% for the three month period ending June 30, 2002 from $6,317,000 to $6,744,000 for 2002.  Interest income was down by 12.68% for the six month period ending June 30, 2002 from $24,879,000 to $21,725,000 and down 12.27% for the three month period ending June 30, 2002 from $12,422,000 to $10,898,000. The decrease in interest income is the net effect of a decrease in the average prime rate of over 3% from the level of the same period one year ago and an increase in earning assets of $50,882,000 from June 2001 to June 2002.  This represents a 9.24% increase in earning assets and includes a 23.66% increase in investments of $23,751,000 and a 5.86% increase in total loans amounting to $25,665,000 for the 12 month period.  Interest expense was down 30.02% or $3,690,000 for the six month period ended June 30, 2002, over the same period in 2001 and down 31.95% or $1,951,000 for the three month period ending June 30, 2002, as compared to 2001.  These decreases were related directly to the lower rate environment.  The Company’s net interest margin was 4.43% for the six month period ended June 30,2002 compared to 4.74% for the same period in 2001.  Management anticipates a stable net interest margin over the next twelve months.   Any increase in rates would have a slight positive effect on our net interest margin.

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner.  We use two different methods of measuring risk in the portfolio: (1) Risk in our watch list of loans and past due ratios and (2) Percentage of classified loans.  We then compare results to reserve balances to assure  all identified risk are covered.

The following table furnishes information on the loan loss reserve for the current six month reporting period and the same period for 2001.

	2002	2001

Beginning Balance	$ 6,652	$ 6,306

Less Charge Offs:
Commercial Loans	(93)	(41)
Real Estate Loans	(368)	(115)
Consumer Loans	(468)	(540)

	(929)	(696)

Plus Recoveries
Commercial Loans	1	14
Real Estate Loans	5	7
Consumer Loans	86	39

	92	60

Net Charge-offs	(837)	(636)

Provision for loan loss	1,053	800

Ending Balance	$ 6,868	$ 6,470

The majority of the real estate loan charge-offs for 2002 related to one loan and does not represent a general decline in the real estate portfolio.  The provision for loan losses for the six month period ended June 30, 2002 represented 113% of charge-offs for the same period, while the provision for the first six months of 2001 represented 115% of the charge offs recorded in that period.  The reserve at June 30, 2002 represented 214% of non-accrual loans while the reserve at June 30, 2001 represented 193% of non-accrual loans.  Non-accrual loans have decreased from $3,355,000 at June 30, 2001 to $3,202,000 as of June 30, 2002.  Past due loans greater than 90 days and accruing interest have decreased from $3,154,000 in 2001 to $1,199,000 in 2002.  The level of non-accrual loans is indicative of the overall state of the economy.  Our net charged-off loans to total loan ratio was .18% for the six month period ended June 30, 2002 compared to .15% for the same period in 2001.  Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.  We are currently within our guideline of maintaining a loan loss reserve of 200% of non-performing assets.  The loan loss reserve balance to total loan ratio at June 30, 2002 was 1.48% as compared to 1.48% at June 30, 2001.  Management considered the loan loss reserve to be adequate to absorb any anticipated losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

June 30, 2002
	Non-accrual Loans	Past Due 90 days still accruing	Restructured Debt

Commercial Loans	$ 346	$ 276	$ 134
Real Estate Loans	2,378	662	973
Consumer Loans	478	261	58

Total	$ 3,202	$ 1,199	$ 1,165

June 30, 2001
	Non-accrual Loans	Past Due 90 days still accruing	Restructured Debt

Commercial Loans	$ 195	$ 209	$ 10
Real Estate Loans	2,810	2,516	668
Consumer Loans	350	429	62

Total	$ 3,355	$ 1,199	$ 730

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

The banks place loans on non-accrual at such a time it is apparent that the collection of principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income decreased by 13.95% or $1,285,000 during the six month period ended June 30, 2002 as compared to the same period for 2001 and the three month period ending June 30, 2002 showed a 2.26% or $91,000 increase over the same three month period of 2001.  This decrease for the six month period is primarily due to the decrease in activity associated with an agreement between Financial Supermarkets, Inc. (FSI), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce (“CIBC”) to establish banking pavilions in Florida.  Due to slowing economic conditions, management anticipates fewer sales of supermarket bank units and thus anticipates a decline in revenue during 2002 as compared to 2001.  Service charges on deposit accounts increased by $426,000 or 20.63% for the six month period ended June 30, 2002, and increased $230,000 or 20.99% for the three month period ended June 30, 2002, as compared to the same periods in 2001.  During the last two quarters of 2001, the banks started charging a daily overdraft fee on accounts that are overdrawn more than one day.  During the six and three month periods ended June 30, 2002, these fees totaled $318,000 and $169,000 respectively.  Non-sufficient funds (NSF) charges increased $69,000 and $38,000 for the six month period and the three month period ended June 30, 2002, respectively, compared to the same period in 2001.  NSF charges increased primarily as a result of our continued growth in accounts in the totally free checking program.

Other expenses decreased by 1.97% or $311,000 for the six month period ended June 30, 2002, but increased 0.67% or $51,000 for the three month period ending June 30, 2002 as compared to the same periods in 2001.  Salaries and benefits increased by $163,000 or 1.92% during the six month period ended June 30, 2002 compared to the same period in 2001.  Full time equivalent employees was 378 at the end of June 2001 and June 2002.  Other operating expenses reflected a reduction of 8.91% or $428,000 for the six month period ending June 30, 2002 when compared to the six month period ended June 30, 2001 and a 3.9%  decrease for the three month period ending June 30, 2002 compared to the same period in 2001.  In other operating expenses, travel expenses decreased 33.41% or $278,000 for the six month period ended June 30, 2002, and 30.81% or $114,000 for the three month period ended June 30, 2002.  These decreases are due to a slow down in non-bank subsidiary travel during the first half of 2002.  In addition, legal fees decreased by 51.15% or $89,000 for the six month period ended June 30, 2002 and 32.35% or $22,000.00 for the three month period ended June 30, 2002 when compared to the same periods in 2001.

We incurred income tax expenses of $768,000 which represents an effective rate of 29% for the three month period ended June 30, 2002 as compared to $649,000 which represents an effective tax rate of 28% for the same period in 2001.  In addition, we incurred income tax expenses of $1,253,000 which represents an effective rate of 28% for the six month period ended June 30, 2002 as compared to $1,551,000 which represents an effective tax rate of 30% for the same period in 2001.

Net income for the six month period ended June 30, 2002, was $3,229,000 or a decrease of 10.85% and for the three month period ended June 30, 2002, was $1,873,000 or an increase of 13.17% over the same periods for 2001.  Our income fluctuated due to the timing of supermarket bank installations.Management does not anticipate meeting its original budgeted projections and management cannot guarantee an overall increase in earnings in 2002 compared to 2001 due to the variation in the number of supermarket bank installations from year to year.

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

PART II - OTHER INFORMATION

ITEM 4.          Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 10, 2002.  Total shares outstanding amounted to 2,186,330.  A total of 1,759,535 (80.48%) were represented by shareholders in attendance or by proxy.  The following directors were re-elected to serve for a one-year term.  The results of the election were as follows:

	Shares Voted:
	For	Against	Abstain

Steven C. Adams	1,759,535	0	0
Edwin B. Burr	1,759,535	0	0
H. Calvin Stovall, Jr.	1,759,535	0	0
Dean C. Swanson	1,759,535	0	0
George D. Telford	1,759,535	0	0
Dr. A. Dan Windham	1,759,535	0	0
J. Alton Wingate	1,759,535	0	0
Lois M. Wood-Schroyer	1,759,535	0	0

ITEM 6.          Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350

(b)       Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANKSHARES, INC.

DATE: August 9, 2002	By:	/s/ Harry L. Stephens
Harry L. Stephens, Executive Vice President and Chief Financial Officer