Form 10-Q
period 2002-09-30
COMMUNITY BANKSHARES INC /GA/
filed 2002-11-14
CIK 927478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
Mark One

     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                             For the quarter period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of
November 1, 2002:  2,169,757

                           COMMUNITY BANKSHARES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                    Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet -
            September 30, 2002 and December 31, 2001                    2

            Consolidated Statements of Income
            and Comprehensive Income for Three
            Months Ended September 30, 2002 and 2001
            and Nine Months Ended September 30, 2002
            and 2001                                                    3

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2002 and 2001               4

            Notes to Consolidated Financial Statements                  5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               6

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                 7

Item 4.     Controls & Procedures

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8 - K                          8

            Signatures                                                  9

            Certifications                                             10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                        COMMUNITY BANKSHARES, INC.
                                             AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                 September 30, 2002 AND DECEMBER 31, 2001
                                          (Dollars in thousands)

                                                (Unaudited)

                                                   ASSETS                        2002             2001
                                                   ------                      --------        --------
Cash and due from banks                                                       $  39,093         $  37,182
Interest-bearing deposits in banks                                                  538               410
Federal funds sold                                                                6,095            16,360
Securities available-for-sale                                                   100,345            77,901
Securities held-to-maturity (fair value
     $29,812 and $30,384                                                         27,878            29,602
Restricted equity securities                                                      1,215             1,215

Loans                                                                           479,629           455,791
Less allowance for loan losses                                                    7,186             6,652
                                                                              ---------         ---------
          Loans, net                                                            472,443           449,139
                                                                              ---------         ---------

Premises and equipment                                                           15,784            15,879
Other assets                                                                     16,722            18,521
                                                                              ---------         ---------

          Total assets                                                        $ 680,113         $ 646,209
                                                                              =========         =========



                       LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

Deposits
    Non-interest-bearing demand                                               $  86,081         $  81,174
    Interest-bearing demand                                                     128,571           131,034
    Savings                                                                      30,742            26,500
    Time, $100,000 and over                                                     124,093           113,545
    Other time                                                                  218,867           209,962
                                                                              ---------         ---------
          Total deposits                                                        588,354           562,215



Other borrowings                                                                 16,811            12,070
Other liabilities                                                                 9,832            13,321
                                                                              ---------         ---------
          Total liabilities                                                     614,997           587,606
                                                                              ---------         ---------


Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,550,000 at September 30, 2002 and December 31, 2001, respectively

                                                                                 13,957            15,160
                                                                              ---------         ---------

Shareholders' equity
    Common stock, par value $1; 5,000,000
      shares authorized; 2,169,757 and 2,186,330 shares issued and
      outstanding at September 30, 2002 and December 31, 2001                     2,201             2,186


    Capital surplus                                                               6,315             6,182
    Retained earnings                                                            41,733            35,071
    Accumulated other comprehensive income,
         net of tax                                                               2,215                 4
    Less 31,573 shares of Treasury stock at September 30, 2002                   (1,305)                0
                                                                              ---------         ---------
          Total shareholders' equity                                             51,159            43,443
                                                                              ---------         ---------

 Total liabilities, redeemable common stock and shareholders' equity          $ 680,113         $ 646,209
                                                                              =========         =========

See Notes to Consolidated Financial Statements.

                                          COMMUNITY BANKSHARES, INC.
                                               AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                           AND COMPREHESIVE INCOME
                              THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                                NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                               (Dollars in thousands, except per share amounts)
                                                 (Unaudited)

                                                             Three Months Ended      Nine Months Ended
                                                                 September 30,            September 30,
                                                               2002        2001        2002         2001
                                                           ----------------------  ------------------------
Interest income
    Loans                                                   $  9,395     $ 10,621     $ 28,098      $ 32,432
    Taxable securities                                           720          645        2,086         2,030
    Nontaxable securities                                        774          615        2,213         1,836
    Deposits in banks                                              3            9            9            23
    Federal funds sold                                            61          185          272           633
                                                            --------     --------     --------      --------
          Total interest income                               10,953       12,075       32,678        36,954
                                                            --------     --------     --------      --------

Interest expense
    Deposits                                                   3,837        5,642       12,101        17,606
    Other borrowings                                             181          170          518           497
                                                            --------     --------     --------      --------
          Total interest expense                               4,018        5,812       12,619        18,103
                                                            --------     --------     --------      --------

          Net interest income                                  6,935        6,263       20,059        18,851
Provision for loan losses                                        641          401        1,694         1,201
                                                            --------     --------     --------      --------

          Net interest income after
               Provision for loan losses                       6,294        5,862       18,365        17,650
                                                            --------     --------     --------      --------

Other income
    Service charges on deposit accounts                        1,325        1,155        3,816         3,220
    Other service charges and fees                               448          328        1,150           900
    Gains on sale of loans                                       108           32          155            95
    Nonbank subsidiary non-interest income                     3,029        1,727        7,186         7,864
    Security transactions, net                                  --            139         --
    Other operating income                                       159          153          552           530
                                                            --------     --------     --------      --------
          Total other income                                   5,069        3,395       12,998        12,609
                                                            --------     --------     --------      --------


Other expenses
    Salaries and employee benefits                             4,332        3,998       13,007        12,510
    Equipment expense                                            819          606        2,384         2,248
    Occupancy expense                                            477          436        1,380         1,308
    Other operating expenses                                   2,194        2,382        6,589         7,185
                                                            --------     --------     --------      --------
          Total other expenses                                 7,822        7,422       23,340        23,251
                                                            --------     --------     --------      --------

          Income before income taxes                           3,541        1,835        8,023         7,008

Income tax expense                                             1,006          516        2,259         2,067
                                                            --------     --------     --------      --------

          Net income                                        $  2,535     $  1,319     $  5,764      $  4,941
                                                            --------     --------     --------      --------

Other comprehensive income:
 Unrealized gains (losses) on securities:
          Unrealized holding gains arising during
          periods
                                                               1,331          466        2,294           823
     Less: reclassification adjustment for (gains)
              Losses realized in net income, net of tax          -0-         --            (83)         --
                                                            --------     --------     --------      --------
     Total other comprehensive income                          1,331          466        2,211           823
                                                            --------     --------     --------      --------

          Comprehensive income                              $  3,866     $  1,785     $  7,975      $  5,764
                                                            ========     ========     ========      ========

Basic earnings per common share                             $   1.17     $   0.60     $   2.64      $   2.26
                                                            ========     ========     ========      ========

Diluted earnings per common share                               1.16         0.60         2.64          2.24
                                                            ========     ========     ========      ========

Cash dividends per share of common stock                    $    .06     $    .05     $    .18      $    .15
                                                            ========     ========     ========      ========

See Notes to Consolidated Financial Statements.

                                          COMMUNITY BANKSHARES, INC.
                                               AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                            (Dollars in thousands)
                                                 (Unaudited)

                                                                    2002          2001
                                                                  --------      --------

OPERATING ACTIVITIES
    Net income                                                    $  5,764      $  4,941
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                                2,406         1,927
        Provision for loan losses                                    1,694         1,201
        Deferred income taxes                                        1,116          (340)
        Decrease in loans held for sale                                  0           704
        Net (gains) losses on sale of securities                      (139)            0
        Net (gains) losses on sale of other real estate                 32            14
        Decrease in interest receivable                                640           167
        Increase (decrease) in interest payable                     (3,029)        4,474
        Increase (decrease) in taxes payable                           250        (1,012)
        Decrease in accounts
          Receivable of nonbank subsidiary                             633           959
        Decrease in work in
          Process of nonbank subsidiary                                135           595
        Decrease in accruals and payables
          of nonbank subsidiary                                       (654)       (4,657)
        Other operating activities                                  (1,718)       (1,074)
                                                                  --------      --------

              Net cash provided by
                 Operating activities                                7,130         7,899
                                                                   --------      --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                     (32,233)      (31,978)
    Proceeds from sales of securities available for sale             5,118         5,719
    Proceeds from maturities of securities
      Available-for-sale                                             8,494        16,961
    Proceeds from maturities of securities
      held-to-maturity                                               1,724         1,579
    Net  (increase) decrease in Federal funds sold                  10,265       (11,420)


    Net (increase) decrease in interest-bearing
     deposits in banks                                                (128)          (42)
    Net increase in loans                                          (29,038)      (32,974)
    Purchase of premises and equipment                              (1,985)       (2,695)
    Proceeds from sales of premises and equipment                        8          --
    Proceeds from sales of other real estate                         3,372           978
                                                                  --------      --------

              Net cash used in
                Investing activities                               (34,403)      (53,872)
                                                                  --------      --------

FINANCING ACTIVITIES
    Net increase in deposits                                        26,140        38,085
    Advances from FHLB                                               5,000             0
    Repayment of other borrowings                                     (259)            0
    Proceeds for the exercise of stock options                           0            30
    Dividends paid                                                    (392)         (327)
    Purchase of treasury stock                                      (1,305)
                                                                  --------      --------
                Net cash provided by
                    Financing activities                            29,184        38,820
                                                                  --------      --------

    Net increase (decrease) in cash and
      Due from banks                                              $  1,911      $ (7,153)

    Cash and due from banks at beginning of the period              37,182        38,410
                                                                  --------      --------

    Cash and due from banks at end of the period                  $ 39,093      $ 31,257
                                                                  --------      --------

SUPPLEMENTAL DISCLOSURES
   Cash paid for:
       Interest                                                   $ 15,648      $ 13,629

       Income taxes                                               $  2,183      $  3,419

NONCASH TRANSACTIONS
   Principal balance of loan transferred to other real estate     $ (4,041)     $ (1,372)



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

The results of operations for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. RECENT DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (SFAS No. 141), "Business Combinations" and Statement No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The impact of this change has resulted in a reduction of amortization expense of $2,000 per quarter. Goodwill was evaluated prior to June 30, 2002 and it was determined no write-down because of impairment was warranted. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 were adopted effective January 1, 2002.

NOTE 3. EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

                                      Three Months Ended June 30, 2002
                                     (Dollars and shares in Thousands,
                                          except per share amounts)

                                      Net           Weighted-Average
                                    Income               Shares               Per Share
                                  (Numerator)        (Denominator)              Amount
Basic EPS                           $2,535                2,175              $   1.17
Effect of Dilutive Securities
     Stock options                       0                   15                   .01
                                    ------               ------               -------
Diluted EPS                         $2,535                2,190              $   1.16
                                    ======               ======               =======

                                      Three Months Ended September 30 2001
                                     (Dollars and shares in Thousands,
                                          except per share amounts)

                                      Net           Weighted-Average
                                   Income               Shares                Per Share
                                  (Numerator)        (Denominator)              Amount

Basic EPS                           $1,319                   2,185            $    .60
Effect of Dilutive Securities
     Stock options                       0                      19                   0
                                    ------                  ------               -----
Diluted EPS                         $1,319                   2,204            $    .60
                                    ======                  ======               =====

                                    Nine Months Ended September 30, 2002
                                     (Dollars and shares in Thousands,
                                          except per share amounts)

                                      Net           Weighted-Average
                                    Income               Shares               Per Share
                                  (Numerator)        (Denominator)              Amount

Basic EPS                           $5,764                   2,180            $   2.64
Effect of Dilutive Securities
     Stock options                       0                       1                   0
                                    ------                  ------               -----
Diluted EPS                         $5,764                   2,181            $   2.64
                                    ======                  ======               =====

                                    Nine Months Ended September 30, 2001
                                     (Dollars and shares in Thousands,
                                          except per share amounts)

                                      Net           Weighted-Average
                                    Income               Shares               Per Share
                                  (Numerator)        (Denominator)              Amount


Basic EPS                           $4,941                  2,183             $   2.26
Effect of Dilutive Securities
     Stock options                       0                     19                  .02
                                    ------                 ------                -----
Diluted EPS                         $4,941                  2,202             $   2.24
                                    ======                 ======                =====



NOTE 4 SEGMENT INFORMATION

Selected segment information by industry segment for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

                                                         Reportable Segments
                                                        (Dollars in thousands)
                                       -----------------------------------------------------
 For the three month period ended                      Financial       All
 September 30, 2002                     Banking      Supermarkets     Other          Total
 ----------------------------------    ---------     ------------   ---------      ---------
  Revenue from external customers      $  12,996      $   3,004     $     103      $  16,103
  Intersegment revenues (expenses)           (59)            54           550            545
  Segment profit (loss)                    1,790            980          (261)         2,509
  Segment assets                         679,917         17,549         5,591        703,057


                                                         Reportable Segments
                                                        (Dollars in thousands)
                                       -----------------------------------------------------
 For the three month period ended                      Financial       All
 September 30, 2001                     Banking      Supermarkets     Other          Total
 ----------------------------------    ---------     ------------   ---------      ---------
Revenue from external customers      $  13,848          1,628     $      61      $  15,537
Intersegment revenues (expenses)          (206)           256           475            525
Segment profit (loss)                    1,313            360          (371)         1,302
Segment assets                         636,286         22,834         3,950        663,070



                                                         Reportable Segments
                                                        (Dollars in thousands)
                                       -----------------------------------------------------
 For the nine month period ended                      Financial       All
 September 30, 2002                     Banking      Supermarkets     Other          Total
 ----------------------------------    ---------     ------------   ---------      ---------
 Revenue from external customers       $  38,506      $   7,208     $     351      $  46,065
  Intersegment revenues (expenses)          (302)           492         1,646          1,836
  Segment profit (loss)                    4,888          1,838          (939)         5,787
  Segment assets                         679,917         17,549         5,591        703,057

                                                         Reportable Segments
                                                        (Dollars in thousands)
                                       -----------------------------------------------------
 For the nine month period ended                      Financial       All
 September 30, 2001                     Banking      Supermarkets     Other          Total
 ----------------------------------    ---------     ------------   ---------      ---------
  Revenue from external customers       $  42,006      $   7,562     $     337      $  49,905
  Inter-segment revenues (expenses)          (658)           908         1,435          1,685
  Segment profit (loss)                     3,817          2,193        (1,017)         4,993
  Segment assets                          636,286         22,834         3,950        663,070


                                                 For the three months       For the six months
                                                  Ended September, 30       Ended September, 30
                                                   -------------------      -------------------
                                                    2002        2001         2002         2001
   Net Income
   Total profit for reportable segments           $ 2,770      $ 1,673      $ 6,726      $ 6,010
   Non-reportable segment loss                       (261)        (371)        (939)      (1,017)
   Elimination of intersegment (gains) losses          27           17          (22)         (52)
      Total consolidated other income             $ 2,535      $ 1,319      $ 5,764      $ 4,941

  TOTAL ASSETS                                    2002
  ------------                                 ---------

Total assets for reportable segments           $ 697,466

Non-reportable segment assets                      5,591

Elimination of intersegment assets               (22,943)
                                               ---------

                 Total consolidated assets     $ 680,113

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


Management's Discussion and Analysis
----------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of September 30, 2002, we continue to experience moderate growth in total assets, total loans and total deposits as compared to December 31, 2001. Total assets, loans, and deposits increased by 5.25%, 5.23% and 4.65% respectively. The growth in all areas except for loans is slightly less than the same period last year but consistent with management's expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of September 30, 2002, the liquidity ratio was 21.33% which is within our target range of 20 - 25%. The banks have available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 3% of net interest income subjected to rising and falling rates of 200 basis points. We have positioned ourselves to minimize the affect of changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to our assets. At September 30, 2002, the Company's and banks' capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 2002 were as follows:

                                       Actual    Regulatory Minimum
                                       ------    ------------------
Leverage                                 9.03%          4.00%
    Risked Based Capital ratios:
    Core Capital                        12.18%          4.00%
    Total Capital                       13.43%          8.00%


Results of Operation

Net interest income for the nine month period ended September 30, 2002 is up 6.41% over the same period for 2001, from $18,851,000 to $20,059,000 and is up 10.73% for the three month period ending September 30, 2002 from $6,263,000 to $6,935,000 for 2002. Interest income was down by 11.57% for the nine month period ending September 30, 2002 from $36,954,000 to $32,678,000 and down 9.29% for the three month period ending September 30, 2002 from $12,075,000 to $10,953,000. The decrease in interest income is the net effect of a decrease in the average prime rate from one year ago and an increase in earning assets of $42,655,000 from September 2001 to September 2002. This represents a 7.44% increase in earning assets and includes a 27.70% increase in investments of $28,075,000 and a 7.15% increase in total loans amounting to $31,988,000 for the 12 month period. Federal Funds sold declined by $17,450,000 during this 12 month period. Interest expense was down 30.29% or $5,484,000 for the nine month period ended September 30, 2002, over the same period in 2001 and down 30.87% or $1,794,000 for the three month period ending September 30, 2002, as compared to 2001. These decreases were related directly to the lower rate environment. The Company's net interest margin was 4.89% for the nine month period ended September 30, 2002 compared to 4.48% for the same period in 2001. Management plans for a stable net interest margin over the next twelve months. Any increase in rates would have a slight positive effect on our net interest margin, and conversly, any decrease in rates would have a slight negative effect on our net interest margin.

The loan loss reserve is evaluated quarterly and adjusted to reflect the risk in the portfolio in the following manner. We use two different methods of measuring risk in the portfolio: (1) Risk in our watch list of loans and past due ratios,
(2) Percentage of classified loans and 3) and Historical Charge-offs. We then compare results to reserve balances to assure all identified risk are covered.

The following table furnishes information on the loan loss reserve for the current nine month reporting period and the same period for 2001.

                                        2002        2001
                                      -------      -------

          Beginning Balance           $ 6,652      $ 6,307

          Less Charge Offs:
              Commercial Loans           (167)        (117)
               Real Estate Loans         (618)        (151)
               Consumer Loans            (544)        (726)
                                       (1,329)        (994)
                                      -------      -------
          Plus Recoveries
               Commercial Loans            19           14
               Real Estate Loans           17           11
               Consumer Loans             133          119
                                      -------      -------
                                          169          144
                                      -------      -------
          Net Charge-offs              (1,160)        (859)
                                      -------      -------
          Provision for loan loss       1,694        1,201
                                      -------      -------
          Ending Balance              $ 7,186      $ 6,658
                                      =======      =======

The majority of the real estate loan charge-offs for 2002 related to one loan and does not represent a general decline in the real estate portfolio. The provision for loan losses for the nine month period ended September 30, 2002 represented 127.5% of charge-offs for the same period, while the provision for the first nine months of 2001 represented 120% of the charge offs recorded in that period. The reserve at September 30, 2002 represented 180% of non-accrual loans while the reserve at September 30, 2001 represented 184% of non-accrual loans. Non-accrual loans have increased from $3,613,000 at September 30, 2001 to $3,997,000 as of September 30, 2002. Past due loans greater than 90 days and accruing interest have increased from $2,121,000 in 2001 to $2,367,000 in 2002. The level of non-accrual loans and past due loans is indicative of the overall state of the economy. Our net charged-off loans to total loan ratio was .24% for the nine month period ended September 30, 2002 compared to .19% for the same period in 2001. The loan loss reserve balance to total loan ratio at September 30, 2002 was 1.50% as compared to 1.49% at September 30, 2001. Management considered the loan loss reserve to be adequate to absorb any anticipated losses that may be incurred.

The following table is a summary of Non Accrual, Past due and Restructured Debt

                                   September 30, 2002

                        Non-accrual      Past Due         Restructured
                           Loans         90 days              Debt
                                     Still accruing
                        -----------  --------------        -----------
Commercial Loans           $  556          $  456          $  134
Real Estate Loans           2,910           1,691             965
Consumer Loans                531             220              58
                           ------          ------          ------
Total                      $3,997          $2,367          $1,157
                           ======          ======          ======

                                   September 30, 2001

                        Non-accrual      Past Due         Restructured
                           Loans         90 days              Debt
                                     Still accruing
                        -----------  --------------       ------------
 Commercial Loans          $  137          $  302          $   22
 Real Estate Loans          3,064           1,515             992
 Consumer Loans               412             304              61
                           ------          ------          ------
 Total                     $3,613          $2,121          $1,274
                           ======          ======          ======

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have doubts concerning the collectibility of such credits.

The banks place loans on non-accrual at such a time it is apparent that the collection of principal and interest is questionable and the loan is either past due 90 days or bankruptcy has been filed.

Other income increased by 3.01% or $389,000 during the nine month period ended September 30, 2002 as compared to the same period for 2001 and the three month period ending September 30, 2002 showed a 49.31% or $1,674,000 increase over the same three month period of 2001. The increase during both the three month and nine month periods is attributed to amending FSI's contract to install banking pavilions for the Canadian Imperial of Commerce. Without the one time settlement other income decreased for the nine month period ended September 30, 2002. This decrease for the nine month period is primarily due to the decrease in activity associated with an agreement between Financial Supermarkets, Inc. (FSI), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce ("CIBC") to establish banking pavilions in Florida. Due to slowing economic conditions, management anticipates fewer sales of supermarket bank units. Service charges on deposit accounts increased by $596,000 or 18.51% for the nine month period ended September 30, 2002, and increased $170,000 or 14.72% for the three month period ended September 30, 2002, as compared to the same periods in 2001. During the last two quarters of 2001, the banks started charging a daily overdraft fee on accounts that are overdrawn more than one day. During the nine and three month periods ended September 30, 2002, these fees totaled $487,000 and $196,000 respectively. Non-sufficient funds (NSF) charges increased $141,000 and $72,000 for the nine month period and the three month period ended September 30, 2002, respectively, compared to the same period in 2001. NSF charges increased primarily as a result of our continued growth in accounts in the totally free checking program.

Other expenses increased by .38% or $89,000 for the nine month period ended September 30, 2002, and increased 5.39% or $400,000 for the three month period ending September 30, 2002 as compared to the same periods in 2001. Salaries and benefits increased by $497,000 or 3.97% during the nine month period ended September 30, 2002 compared to the same period in 2001. Full time equivalent employees increased only from 383 at the end of September 2001 to 387 at the end of September 2002. Other operating expenses reflected a reduction of 8.56% or $616,000 for the nine month period ending September 30, 2002 when compared to the nine month period ended September 30, 2001 and a 7.89% decrease for the three month period ending September 30, 2002 compared to the same period in 2001. In other operating expenses, travel expenses decreased 31.69% or $393,000 for the nine month period ended September 30, 2002, and 28.19% or $115,000 for the three month period ended September 30, 2002. These decreases are due to a slow down in non-bank subsidiary travel during the nine months ended September 30, 2002. In addition, legal fees decreased by 51.56% or $132,000 for the nine month period ended September 30, 2002 and 52.44% or $43,000 for the three month period ended September 30, 2002 when compared to the same periods in 2001.

We incurred income tax expenses of $1,006,000 which represents an effective rate of 28.41% for the three month period ended September 30, 2002 as compared to $516,000 which represents an effective tax rate of 28.12% for the same period in 2001. In addition, we incurred income tax expenses of $2,259,000 which represents an effective rate of 28.16% for the nine month period ended September 30, 2002 as compared to $2,067,000 which represents an effective tax rate of 29.49% for the same period in 2001.

Net income for the nine month period ended September 30, 2002, was $5,764,000 or an increase of 16.66% and for the three month period ended September 30, 2002, was $2,535,000 or an increase of 92.20% over the same periods for 2001. Our income fluctuated due to the timing of supermarket bank installations and the one time settlement for the contract amendment with CIBC in the third quarter.


We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk". The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change.

The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The September 2002 model reflects an increase of 2.61% in net interest income and a 15.53% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 2.58% decrease in net interest income and an 8.8% increase in market value equity for a 200 basis point decrease in rates. The Company's policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

ITEM 4. CONTROLS & PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                           PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K


(a)         Exhibits
            --------

           10.1  Amendment No. 1 to Consulting Agreement

           99.1  Certification Pursuant to 18 U.S.C. Section 1350.

           99.2  Certification Pursuant to 18 U.S.C. Section 1350.


(b)        Reports on Form 8-K
           --------------------

           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          COMMUNITY BANKSHARES, INC.


DATE:  November 14, 2002                  BY:  /s/  Harry L. Stephens
                                          Harry L. Stephens,
                                          Executive Vice President and
                                          Chief Financial Officer

                                  CERTIFICATION

I, Harry L. Stephens, certify that:

1. I have reviewed this quarterly report on Form 10Q of Community Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date withih 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                      /s/ Harry L. Stephens
                                              Harry L. Stephens
                                              Executive Vice-President and Chief
                                              Financial Officer

                                  CERTIFICATION


I, J. Alton Wingate, certify that:

1. I have reviewed this quarterly report on Form 10Q of Community Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                  /s/ J. Alton Wingate
                                          J. Alton Wingate
                                          President and Chief Executive Officer