Form 10-K
period 2002-12-31
COMMUNITY BANKSHARES INC /GA/
filed 2003-03-28
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐   Not applicable.  Registrant is not required to be registered under the Securities Exchange Act of 1934.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).  Yes ☐  No  ☑

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002: $37,675,617 (based upon approximate market value of $41.32/share, the latest sales price known to the Registrant for the Common Stock at such date, for which there is no established trading market).

As of March 24, 2003, 2,151,858 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

PART 1

ITEM 1.                BUSINESS.

General

Community Bankshares, Inc. (the “Company”) was organized under the laws of Georgia in 1980 and commenced operations in 1981.  The Company is a financial holding company registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”).  All of the Company’s activities are currently conducted by or through its subsidiaries, Community Bank & Trust (“Community”), Community Bank & Trust-Alabama (“Community-Alabama”), and Community Bank & Trust-Troup (“Community-Troup”)  (collectively, the “Banks”) and the non-bank subsidiaries of Community, Financial Supermarkets, Inc. (“Financial Supermarkets”) and Financial Properties, Inc. (“Financial Properties”).  Financial information about the Company’s segments is in note 15 to its audited consolidated financial statements included in this annual report.

All references herein to the Company include Community Bankshares, Inc., the Banks, Financial Supermarkets and Financial Properties unless the context indicates a different meaning.

Forward Looking Statements

This Form 10-K, both in the Management’s Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes the assumptions underlying the forward-looking statements contained in the discussions are reasonable, any of the assumptions could be inaccurate; therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of our credit customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the Company’s control.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Business Description of Banks

General.  Each of the Banks is community-oriented and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit and money transfers.  Each Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

Community operates seven traditional bank branches and twenty-one banking offices in supermarkets and Wal-Mart stores in nine northeast Georgia counties.  Its traditional branches are located in Habersham, Jackson, Hall and White Counties.  Community-Troup has two traditional branches in Troup County, Georgia and three in-store offices in Troup and adjacent Muscogee County (Columbus).  Community-Alabama operates one traditional branch in Bulloch County, Alabama and two in-store locations in adjacent Montgomery County.

Deposits.  Each Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2002, our aggregate deposit base, totaling approximately $607.4 million, consisted of approximately $87.7 million in non-interest-bearing demand deposits (14.43% of total deposits), approximately $146.1 million in interest-bearing demand deposits (including money market accounts) (24.05% of total deposits), approximately $30.2 million in savings deposits (4.98% of total deposits), approximately $219.4  million in time deposits in amounts less than $100,000 (36.12% of total deposits), and approximately $124 million in time deposits of $100,000 or more (20.41% of total deposits).

Loans.  Each Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers.  In addition, Community also operates a loan production office in Gainesville, Georgia.  The Gainesville loan production office originates loans guaranteed by the Small Business Administration (the “SBA”) and resells the guaranteed portion of such loans and their servicing rights to others.  Each Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2002, consumer and other, real estate (including mortgage and construction loans) and commercial loans represented approximately 12.09%, 77.15% and 10.76%, respectively, of our total loan portfolio.  Real estate loans made by the Banks include residential real estate construction, acquisition and development loans, as well as loans for other purposes, which are secured by real estate.

 Commercial lending is directed principally toward businesses within the market area of the Banks or existing or potential deposit customers of the Banks.  The Gainesville loan production office, however, makes loans to individuals and businesses that are not located in its market. Commercial loan collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment.  Commercial lending decisions are based upon a determination of the borrower’s ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower’s cash flow and sales trends, as well as relevant economic conditions.  This category includes loans made to individuals, partnership or corporate borrowers and obtained for a variety of purposes.  Risks associated with these loans can be significant.  Risks include, but are not limited to, economic downturn in industry trends, deteriorated or non-existing collateral, fraud, bankruptcy, and changes in interest rates.

Loans secured by real estate, which are made to businesses, are categorized as real estate loans.  Often, real estate collateral is deemed to be superior to other collateral available to small- to medium-sized businesses.

The Banks originate traditional first mortgage loans as an agent for an unaffiliated lender to individuals for one-to-four family structures.  They offer traditional mortgage loans with loan-to-value amounts up to 95%.

The Banks also offer nontraditional mortgage loans which they retain in their own loan portfolio.  Various types of fixed-rate and variable-rate products are available, with fixed rate loans generally limited to short-term balloon maturity.  Risks involved with residential mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, interest rate fluctuations and financial deterioration of the borrower.

The Banks also make residential construction loans, generally for one-to-four family unit structures.  The Banks require a first lien position on the loans associated with construction projects.  Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications, and survey for the construction project and not being diverted to other uses.  The loan-to-value limit for such loans is 85% of the as-built appraised value for homes built for sale and second homes and 90% for owner occupied primary residents.  Loans for built for sale construction can present a high degree of risk depending on, among other things, whether the builder can sell the home and the nature of changing economic conditions.

Additionally, the Banks make acquisition and development loans to approved developers for the purpose of developing acreage into single-family lots on which houses will be built.  The loan-to-value ratio for such loans does not exceed 75% of the developed value as defined by an independent appraisal, or 100% of the cost, whichever is less.  Loans for acquisition and development can present a high degree of risk to the Banks, depending upon, among other things, whether the developer can find buyers for the lots, whether the builders can obtain financing, and the nature of changing economic conditions.

In addition, the Banks make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles and home improvements.  Consumer lending decisions are based on a determination of the borrower’s ability and willingness to repay the loan, which in turn are affected by such factors as the borrower’s income, job stability, previous credit history and any collateral for the loan.  Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, a general economic downturn, bankruptcy, layoffs, fraud, and consumer financial problems.

Lending Policy.  The current lending policy of each Bank is to offer consumer, real estate and commercial credit services to individuals and entities that meet our credit standards.  Each Bank provides its lending officers with written guidelines for lending activities.  Lending authority is delegated by the Board of Directors of the particular Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.

Loan Review and Non-Performing Assets.  The Company reviews the loan portfolio of each Bank to determine deficiencies and corrective action to be taken.   Senior lending officers at the Banks conduct periodic reviews of borrowers and ongoing reviews of all past due loans.  Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Bank’s Board of Directors.  Each Board of Directors reviews all relationships for Community over $400,000 and samples below $400,000, all relationships for Community–Alabama over $150,000 and samples below $150,000 and all relationships for Community-Troup over $275,000 and samples below $275,000, whether current or past due, are reviewed by the respective Bank’s Board of Directors at least once annually.  In addition, each Bank maintains internal classifications of problem and potential problem loans.

Asset/Liability Management.  The Board of Directors of each Bank is charged with establishing policies to manage the assets and liabilities of each Bank.  Each Board’s task is to manage asset growth, net interest margin, liquidity and capital.  The Company directs the overall acquisition and allocation of funds based on these policies.  At monthly meetings, the asset/liability committees of the Banks comprised of senior officers of the respective Bank receive a report from each Bank with regard to the monthly asset and liability funds budget and income and expense budget of the Bank in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local and state economy.

Investment Policy.  Our investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints.  The policy is reviewed annually by the Board of Directors of each Bank.  Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors of each bank or a committee thereof.  The President of each Bank reports to the Bank’s full Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Business Description of Non-Banking Subsidiaries

Financial Supermarkets.  Financial Supermarkets, formed as a Georgia corporation in 1984, is a wholly-owned subsidiary of Community.  Financial Supermarkets’ primary business is to provide various consulting and licensing services to financial institutions in connection with the establishment of turn-key bank branches in supermarkets and other retail locations.  These services are marketed to other financial institutions.  Financial Supermarkets enters into agreements primarily with major supermarket chains for the right to establish bank branches in particular sites.  Financial Supermarkets then licenses such rights, along with the right to operate the Supermarket Bank®, to individual financial institutions, in addition to providing consulting services to such institutions ranging from providing alternative construction designs to coordinating employee training.

Since 1984, Financial Supermarkets has assisted clients with the development of over 800 supermarket bank facilities in supermarkets and other retail locations throughout the United States.  Over its 19-year history, Financial Supermarkets has expanded the scope of its business beyond supermarket bank consulting and development to include regulatory consulting for the financial services industry, marketing consulting, a travel agency, and owning an interest in a company designed to provide wholesale internet services.

Financial Properties.  Financial Properties is the Century 21® real estate franchisee in Habersham, Stephens and Jackson Counties, Georgia.

Competition

The Banks.  The banking business is highly competitive.  The Banks compete with other banks, savings associations, finance companies, credit unions, governmental agencies, and other financial service organizations in the three markets in which the Banks operate.  Many of these competitors have substantially greater resources than do the Banks.

Non-Banking Subsidiaries.  Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta, Georgia, and Memphis-based National Commerce Bank Services, Inc.  Financial Properties competes with other real estate brokers in Habersham, Stephens and Jackson Counties, Georgia.

Employees

At December 31, 2002, the Company had 364 full-time employees and 40 part-time employees.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and our management believes that the Company’s employee relations are good.

Supervision and Regulation

General.  The Company is a registered financial holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

The Act requires every financial holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a financial holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

  making or servicing loans and certain types of leases;
  performing certain data processing services;
  acting as fiduciary or investment or financial advisor;
  providing brokerage services;
  underwriting bank eligible securities;
  underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
  making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act became effective in 2000, and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that will be deemed “financial in nature” include:

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
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
  underwriting, dealing in or making a market in securities.

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

Under this legislation, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

The Company must also register with the Department of Banking and Finance of the State of Georgia (the “DBF”) and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to the Company’s financial condition, operations, management and inter-company relationships, and related matters.  The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company and each of the Banks.

The Company is an “affiliate” of the Banks under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Banks to the Company,  (2)  investments in the stock or securities of the Company by the Banks,  (3)  the Banks taking the stock or securities of an “affiliate” as collateral for loans by the Banks to a borrower and (4) the purchase of assets from the Company by the Banks.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Community and Community-Troup, as Georgia banks, are subject to the supervision of, and are regularly examined by, the Federal Deposit Insurance Corporation (the “FDIC”) and the DBF.  Community-Alabama, as an Alabama bank, is subject to the supervision and examination of the FDIC and the Alabama State Banking Department (the “ABD”).  Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving Community or Community-Troup and the FDIC and ABD must grant prior approval of any merger, consolidation or other corporate reorganization involving Community-Alabama.  A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

Payment of Dividends.   The Company is a legal entity separate and distinct from the Banks.  A portion of the Company’s revenues result from dividends paid to the Company by the Banks.  There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by the Company to the Company’s shareholders.

The Banks are each state-chartered banks regulated by the DBF or ABD, as applicable, and the FDIC.  Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a Georgia bank without first obtaining the written permission of the DBF unless such bank meets all of the following requirements:

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

Under the regulations of the ABD, dividends may be declared by a state bank without obtaining the prior written approval of the ABD only if:

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

The payment of dividends by the Company and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Banks, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Banks.  At December 31, 2002, retained earnings available from the Banks to pay dividends totaled approximately $5.1 million without regulatory approval.  For 2002, the Company’s cash dividend payout to shareholders was 6.7% of net income.

Monetary Policy.   The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve.  The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.  In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

Capital Adequacy.   The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have  (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier One Capital (as defined) to risk-weighted assets of 4%; and  (3) a minimum stockholders’ equity to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies.  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated  subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.  The revised standards have not had a significant effect on the Company’s capital requirements.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios:    (1) A “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;  (2)  an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%;  (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%;  (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and  (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.   Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, all of the Banks were “well capitalized” institutions at December 31, 2002.

Set forth below are pertinent capital ratios for the Company and the Banks as of December 31, 2002.

	Community	Community- Alabama	Community- Troup	The Company

Tier One Capital to Risk-based Assets	12.42%	13.43%	10.40%	12.38%

Total Capital to Risk-based Assets	13.67%	14.69%	11.65%	13.63%

Leverage Ratio (Tier One Capital to Average Assets)	9.17%	8.98%	8.08%	9.17%

Available Information

The Company is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.  You may also obtain copies of the reports and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330.  The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, information and registration statements, and other information regarding registrants that file electronically with the SEC through the EDGAR system

The Company’s Internet website address is www.communitybankshares.com.

ITEM 2.                PROPERTIES.

Community’s main office is located at 448 North Main Street, Cornelia, Georgia and it has seven full-service branches in Habersham, Jackson, Hall and White counties and twelve branches in supermarkets and Wal-Mart Stores.  In addition, Community operates nine other branches in supermarkets and Wal-Mart Stores in adjacent counties.  Community-Troup’s main office is located at 201 Broad Street, LaGrange, Georgia and it has and one full-service branch and three branches in supermarkets and Wal-Mart stores.  Community-Alabama’s main office is located at 202 N. Powell Street, Union Springs, Alabama and it has two branches in supermarkets and Wal-Mart stores.

Community owns the property occupied by the operations center and the trust department in Cornelia and leases the property occupied by the Loan Production Office in Gainesville.  Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases an office in Atlanta, Georgia.  Financial Properties leases office space in Jackson and Stephens Counties, Georgia.

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

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock is not traded on any established public trading market.  At December 31, 2002, there were 468 holders of record of the common stock and 2,166,757 shares of common stock issued and outstanding.  The following table sets forth certain information regarding trades of the common stock known by management for the indicated periods.  Included in the information for 2002 is the Company’s purchase of 34,573 shares at a price of $41.32 per share.

	Number		Size of Trades		Price of Trades
Year	of Trades	Aggregate Shares	Smallest	Largest	Lowest	Highest
2002	69	166,976	10 shares	25,143 shares	$41.00	$48.00
2001	88	235,620	10 shares	48,919 shares	$40.00	$44.00

In 2002, the Company declared cash dividends of $.25 per share. The Company declared cash dividends of $.21 and $.18 per share in 2001 and 2000, respectively.  The Company intends to continue to pay cash dividends.  However, the amount and frequency of dividends will be determined by the Company’s Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company’s ability to pay dividends will also be dependent on cash dividends paid to it by the Banks.  The ability of the Banks to pay dividends to the Company is restricted by applicable regulatory requirements.  See “ITEM 1 -- BUSINESS -- Supervision and Regulation.”

ITEM 6.                SELECTED FINANCIAL DATA

	Year Ended December 31,
	2002	2001	2000	1999	1998
	Dollars in Thousands, Except Per Share Amounts

Selected Statement Of Income Data:
Total interest income	$43,488	$48,502	$47,039	$40,290	$34,613
Total interest expense	16,501	23,240	22,303	17,697	15,950
Net interest income	26,987	25,262	24,736	22,593	18,663
Provision for loan losses	3,320	2,364	1,620	1,637	1,165
Nonbank subsidiary income	10,586	10,826	8,915	6,720	9,043
Other income	8,378	6,951	5,678	4,790	4,338
Other expenses	31,182	30,425	27,085	23,831	20,402
Net income	8,123	7,175	7,622	6,076	7,032
Earnings per share	3.73	3.29	3.50	2.80	3.24
Diluted earnings per share	3.72	3.26	3.46	2.80	3.20
Cash dividends per share	.25	0.21	0.18	0.15	0.15
Selected Balance Sheet Data:
Total assets	$700,246	$646,209	$590,323	$516,150	$460,593
Total deposits	607,354	562,215	507,495	444,056	405,283
Other borrowings	16,665	12,070	10,844	16,054	5,808
Redeemable common stock held by ESOP net of unearned ESOP shares related to ESOP debt	15,194	15,160	15,088	13,982	14,254
Shareholders’ equity	51,853	43,443	38,249	30,820	26,291
Return on assets (1)	1.22%	1.17%	1.40%	1.23%	1.68%
Return on equity (2)	13.06%	12.73%	16.45%	14.21%	18.84%
Dividend payout ratio (3)	6.70%	6.38%	5.14%	5.36%	4.63%
Equity to assets ratio (4)	9.32%	9.20%	8.48%	8.65%	8.92%

_________________________________________
(1)           Net income divided by average total assets.
(2)           Net income divided by average equity.
(3)           Dividends declared per share divided by basic earnings per share.
(4)           Average equity divided by average total assets.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATION.

The following is a discussion and analysis of the Company’s financial condition at December 31, 2002 and 2001 and the results of operations for the three-year period ended December 31, 2002.  The purpose of the discussion is to focus on information about the Company’s financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

Critical Accounting Policies.  The accounting principles the Company follows and its methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Company has made judgments and estimates that, in the case of the determination of the allowance for loan losses have been critical to the determination of the Company’s financial position, results of operations and cash flows.

Management’s judgment in determining the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans in the portfolio.  The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, particular circumstances that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Balance Sheet Review.  We experienced moderate growth during 2002.  For the year ended December 31, 2002, consolidated assets grew $54 million, or 8.36%, down from 2001 growth of $55.9 million or 9.47%.  During 2002, our average assets were $667.7 million, compared with $612.6 million during 2001.  This represents an 8.98% increase in average assets during 2002 compared with a 12.13% increase during 2001.

Average Balance Sheet and Net Interest Margin Analysis

The following tables set forth the amount of the Company’s interest income and interest expense for each category of interest-earning asset and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended December 31,
		2002			2001			2000
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets
Interest and fees on loans (1)(2)	$469,710	$37,423	7.97%	$436,420	$42,522	9.74%	$395,169	$41,189	10.42%
Interest on taxable securities	56,091	2,766	4.93%	46,585	2,703	5.80%	43,090	2,831	6.57%
Interest on nontaxable securities	62,636	2,986	4.77%	51,212	2,494	4.87%	45,270	2,162	4.78%
Interest on Federal funds sold	18,861	302	1.60%	20,281	748	3.69%	14,125	842	5.96%
Interest on deposits in banks	750	11	1.47%	687	35	5.09%	336	15	4.46%

Total interest earning assets	608,048	43,488	7.15%	555,185	48,502	8.74%	497,990	47,039	9.45%
Total non-interest earning assets	59,619			57,458			48,374

Total assets	667,667			612,643			546,364

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest on demand deposits	131,621	1,727	1.31%	109,766	2,565	2.34%	100,094	3,022	3.02%
Interest on savings deposits	29,826	226.76%		24,851	467	1.88%	22,506	600	2.67%
Interest on time deposits	336,654	13,826	4.11%	322,404	19,511	6.05%	283,816	17,819	6.28%
Interest on other borrowings	13,709	722	5.27%	11,501	696	6.05%	15,001	862	5.74%

Total interest-bearing liabilities	511,810	16,501	3.22%	468,522	23,239	4.96%	421,417	22,303	5.29%
Other non-interest bearing liabilities	93,655			87,751			78,622
Shareholders’ equity (3)	62,202			56,370			46,325

Total liabilities and shareholders’ equity	667,667			612,643			546,364

Excess of interest earning assets
over interest bearing liabilities	$96,238			$86,663			$76,573

Ratio of interest earning assets
to interest bearing liabilities	119%			118%			118%
Net interest income		$26,987			$25,263			$24,736

Net interest spread			3.93%			3.78%			4.16%
Net interest margin			4.44%			4.55%			4.97%

_________________________
(1) Includes non-accrual loans.
(2) Loans are net of unearned fees.
(3) Unrealized gains & losses are included in equity, net of taxes.

Our total earning assets, which include investment securities, loans, federal funds sold, and interest-bearing deposits in banks increased $45.1 million or 7.76% during 2002.  During 2001, earning assets increased $57.5 million, or 10.98% over 2000.  Average earning assets for 2002 were $608 million, an increase of 9.52% over average earning assets in 2001 which were $555.2 million or an increase of 11.49% over 2000.

Our total investments increased in 2002 by $19.9 million or 18.27 % over 2001.  Average investments in 2002 were $118.7 million for 2002, a 21.40% increase over average investments for 2001.  The net increase occurred in the available for sale portfolio.  Our total investments increased in 2001 by $16.5 million or 17.8% over 2000.  Average investments in 2001 were $97.8 million in 2001, a 10.7% increase over average investments for 2000.

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

Securities Available-for-Sale (1)
December 31, 2002
U.S. Government and agency securities	$34,095
State and municipal securities	39,665
Mortgage-backed securities	21,542
Equity securities (2)	6,270
$100,356
December 31, 2001
U.S. Government and agency securities	$32,227
State and municipal securities	29,188
Mortgage-backed securities	14,611
Equity securities (2)	3,092
$77,902
December 31, 2000	$36,473
U.S. Government and agency securities
State and municipal securities	15,041
Mortgage-backed securities	7,668
Equity securities (2)	1,887
$92,262
Securities Held-to-Maturity (1)
December 31, 2002
State and municipal securities	$27,016

December 31, 2001
State and municipal securities	$29,602

December 31, 2000
State and municipal securities	$31,193

________________________
(1)               Securities include “held to maturity” securities carried at amortized cost and “available-for-sale” securities carried at fair value.

(2)                Includes restricted equity securities.

The Banks’ mortgage-backed portfolio consists of sixty U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans usually have the right to prepay obligations with or without prepayment penalties.  Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely effecting the yield to maturity. In an increasing interest rate environment, the Banks may have an obligation yielding a return less than the current yields on securities.  However, because the majority of these in mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are mitigated.

At December 31, 2002, we had net unrealized gains of approximately $3.3 million in the securities available for sale portfolio as compared to net unrealized gains of approximately $7,000 at December 31, 2001.  Net unrealized gains (losses) represent the difference in the amortized cost of those securities and to the fair value at those dates and are included in shareholders’ equity, net of the tax effect. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run.  In 2002 we sold $5.1 million of securities classified as available for sale, realizing net gains of $139,000 on a consolidated basis.  In 2001, we sold $6.7 million of securities classified as available for sale, realizing net gains of $48,000 on a consolidated basis.  The held to maturity securities portfolio included net unrealized gains of approximately $1.7 million at December 31, 2002 compared to net unrealized gains of $782,000 at December 31, 2001.   Such gains are not recognized in income or equity until such securities are sold.  U.S. Treasury, other U.S. Government agencies and corporations and mortgage-backed securities, which provide reasonable returns with limited risk, represent 43.27% of the total portfolio.  The remaining portfolio is comprised of municipal securities, and equity securities, which provide, in general, higher returns on a tax equivalent basis, with greater risk elements.   Management regularly monitors our investment portfolios.

Maturities of Investments

The amounts of securities in each category as of December 31, 2002 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.

	U. S. Treasury and Other U. S. Government agencies and corporations(2)		Municipal securities(3)		Other Securities(4)
	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (1)
One year or less	$2,819	5.79%	$151	6.75%	$3,651	1.03%
After one year
Through five years	33,300	5.22%	5,276	3.87%
After five years
Through ten years	9,678	5.42%	8,154	4.37%
After ten years	9,839	5.08%	26,084	5.23%	2,619	3.26%
Total	$55,636	5.26%	$39,665	4.88%	$6,270	1.96%
Held to Maturity (1)
One year or less			$781	5.00%
After one year
Through five years			4,312	5.09%
After five years
Through ten years			11,634	5.06%
After ten years			10,289	5.60%
Total			$27,016	5.27%

______________________

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

(3)	Yields on municipal securities have not been computed on a tax equivalent basis.
(4)	Other securities consists of equity securities and are included in the under one-year maturity range because the securities have no contractual maturity date.

Our total loans grew by $35.6 million during 2002 for an increase of 7.81% over 2001.  Our total loans grew in 2001 by $37.9 million for an increase of 9.06% over 2000.  During 2002, average loans were $469.7 million or an increase of 7.63 % over 2001 compared to an increase during 2001 of 10.44% over 2000 to $436.4 million.  The increase in loans is primarily the result of continued loan growth in our existing markets.

Types of Loans

The amounts of loans outstanding at the indicated dates are in the following table according to the type of loan.

	Year ended December 31,

	2002	2001	2000	1999	1998

Commercial, financial
and agricultural (1)	$52,852	$53,299	$57,012	$69,429	$54,934
Real estate-construction	40,342	32,397	28,120	24,208	21,327
Real estate-mortgage	338,772	313,851	274,216	230,139	189,051
Consumer and other (2)	59,401	56,243	58,561	53,093	48,825

	$491,367	$455,790	$417,909	$376,869	$314,137
Less allowance for loan losses	(7,742)	(6,652)	(6,307)	(5,683)	(4,863)

Net loans	$483,625	$449,138	$411,602	$371,186	$309,274

______________________________________

(1)

Commercial, financial and agricultural loans include loans held for sale in 2001, 2000, 1999 and 1998, which are included in other assets in the consolidated balance sheets.  The Company had no loans held for sale in 2002 or 2001.

(2)	Amounts are disclosed net of unearned loan income.

Loans outstanding as of December 31, 2001, 2000, 1999 and 1998 have been reclassified to be consistent with the presentation adopted for the year ended December 31, 2002.

Maturities And Sensitivities Of Loans To Changes In Interest Rates

Total loans as of December 31, 2002 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years:

(Dollars in Thousands)
Maturity:
One year or less:
Commercial, financial and agricultural	$34,618
Real estate-construction	36,109
All other loans	182,628

253,355

After one year through five years:
Commercial, financial and agricultural	15,451
Real estate-construction	4,233
All other loans	186,257

205,941

After five years:
Commercial, financial and agricultural	2,782
Real estate-construction	0
All other loans	29,289

32,071

$491,367

The following table summarizes loans at December 31, 2002 with due dates after one year which have predetermined and floating or adjustable interest rates:

(Dollars in Thousands)
Predetermined interest rates	$181,334
Floating or adjustable interest rates	56,678

$238,012

Federal funds sold decreased by $7.1 million or 43.77% from year-end 2001 to 2002.  Average federal funds for 2002 were $18.8 million or a 7.00% decrease.  During 2001, average federal funds sold increased by $6.1 million or 43.58% as compared to 2000.

The growth in total assets for the year ended December 31, 2002 was funded mainly by growth in deposits.  Consolidated deposits grew $45.1 million or 8.03% in 2002 as compared to $54.7 million or 10.78% in 2001.  Much of the increase in total deposits was concentrated in interest bearing and noninterest bearing demand deposits.  We experienced a 19.91% increase in average interest bearing demand deposits in 2002 with a 13.98% growth in average noninterest bearing demand, a 20.02% growth in average savings and a 4.42% increase in average time deposits.  During 2001, we experienced a 9.66% increase in interest-bearing demand deposits with a 9.01% increase in average noninterest bearing demand, a 10.42% increase in average savings and a 13.60% increase in average time deposits.

We borrowed $5 million from Federal Home Loan Bank in 2002 to increase our total outstanding debt to $16.6 million.  The loan proceeds were used to fund loans.

Deposits

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below.

	Year Ended December 31,
	2002		2001		2000

	Balance	Average Interest Rate	Balance	Interest Rate	Balance	Average Interest Rate

Noninterest-bearing demand	$82,944		$72,773		$66,760
Interest-bearing demand deposits	131,621	1.31%	109,766	2.34%	100,094	3.02%
Savings deposits	29,826.76%		24,851	1.88%	22,506	2.67%
Time deposits	336,654	4.11%	322,404	6.05%	283,816	6.28%

Total deposits	$581,045		$529,794		$473,176

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

December 31, 2002
(Dollars in Thousands)

Three months or less	$33,375
Over three through six months	28,167
Over six through twelve months	38,299
Over twelve months	24,150

$123,991

Results of Operations

Net Income.  Our net income for 2002 was $8.1 million, as compared to $7.2 million in 2001, an increase of 13.22%.  The increase in net income between 2002 and 2001 is primarily attributable to an increase in non-interest income.  Our net income for 2000 was $7.6 million, a decrease of 5.86%.

Net Interest Income.  Our results of operations are influenced by management’s ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  Our net interest income increased by $1.7 million for the year ended December 31, 2002 compared to an increase of  $527,000 for the year ended December 31, 2001.  The yield on interest-earning assets decreased 159 basis points in 2002 from 2001 as compared to a 71 basis points decrease in 2001 from 2000, while the yield on interest earning liabilities decreased by 174 basis points in 2002 as compared to a decrease of 33 basis points in 2001.  The increase in average interest earning assets in 2002 of $52.8 million over 2001, net of the increase in average interest-bearing liabilities of $43.3 million, contributed to the 6.82% increase in net interest income in 2002 as compared to an increase in average interest-earning assets in 2001 of 57.2 million over 2000, net of interest-earning liabilities of $47.1 million, which contributed to a 2.13% increase in net interest income.  The increase in net interest income in 2002 led to an increase in 2002 over 2001 of 15 basis points in net interest spread from 3.78% to 3.93% due to a larger decrease in the costs of funds without a comparable decrease in the yield on earning  assets as compared to a decrease in 2001 over 2000 of 38 basis points from 4.16 to 3.78%.  More significant to the growth in net interest income and net interest spread in 2002 over 2001, however, was that net interest income and the spread were significantly impacted in 2001 by declining interest rates.  During 2001 in a declining interest rate environment, our loans on average repriced more rapidly than did our time deposits, which predominately have original maturities of six months or longer.

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

	Year Ended December 31, 2002 vs. 2001
	Changes Due to:
	Rate	Volume	Increase (decrease)

	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(8,168)	$3,069	$(5,099)
Interest on taxable securities	(441)	504	63
Interest on nontaxable securities	(54)	546	492
Interest on Federal Funds sold	(397)	(49)	(446)
Interest on deposits in banks	(27)	3	(24)

Total interest income	$(9,087)	$4,073	$(5,014)

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	$(1,279)	$441	$(838)
Interest on savings deposits	(320)	79	(241)
Interest on time deposits	(6,514)	829	(5,685)
Interest on other borrowings	(97)	123	26

Total interest expense	$(8,210)	$1,472	$(6,738)

Net interest income	$(877)	$2,601	$1,724

	Year Ended December 31, 2001 vs. 2000
	Changes Due to:
	Rate	Volume	Increase (decrease)

	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,794)	$4,127	$1,333
Interest on taxable securities	(347)	219	(128)
Interest on nontaxable securities	43	289	332
Interest on Federal Funds sold	(386)	292	(94)
Interest on deposits in banks	2	18	20

Total interest income	$(3,481)	$4,945	$1,463

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	(729)	272	(457)
Interest on savings deposits	(191)	58	(133)
Interest on time deposits	(662)	2,354	1,692
Interest on other borrowings	44	(210)	(166)

Total interest expense	$(1,538)	$2,474	$936

Net interest income	$(1,944)	$2,471	$527

Provision for Loan Loss.   The provision for loan losses for the year ended December 31, 2002 increased by $956,000 from $2,364,000 for 2001 to $3,320,000 for 2002.  In 2001 the provision increased $744,000 from the December 31, 2000 level of $1,620,000.  The provision for loan losses fluctuates based on loan volume and changes in credit quality.  During 2002, the provision for loan losses was increased due to an increased level of charged-off loans in 2002.   Management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience.  The guaranteed portions of loans generated by the loan production office are subsequently sold.  Because most loans retained by the loan production office consist of the portion of SBA loans that are not guaranteed and are out-of market, these loans require additional allowances due to the greater risk of loss in the event of default.  These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Banks.

Nonaccrual, Past Due And Restructured Loans

Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

	Year ended December 31,
	2002	2001	2000	1999	1998

	(Dollars in Thousands)

Nonaccrual loans	$5,107	$4,421	$1,143	$1,743	$1,119

Loans contractually past due ninety days
or more as to interest or principal
Payments and still accruing	3,529	1,679	1,281	1,572	706

Loans, the terms of which have been
Renegotiated to provide a reduction
or deferral of interest or principal
because of deterioration in the
financial position of the borrower	1,051	1,265	744	842	572

The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 2002 is as follows:

Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	$462

Interest income that was recorded on nonaccrual and restructured loans	$297

The Banks’ policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.  Accrual of interest on such loans is resumed, in management’s judgment, when the collection of interest and principal become probable.  Loans classified for regulatory purposes as substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially effect future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Nonaccrual loans, delinquent loans greater than 90 days and restructured loans increased $2.3 million at yearend 2002 compared to a $4.2 million increase in 2001 and a $989,000 decrease in 2000.  Delinquent and nonaccrual loans fluctuates depending on economic conditions.  During 2002 and 2001, due to the economic conditions, the Company experienced a deterioration in credit quality that resulted in an increase in nonaccrual loans.  Management has reviewed these loans and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.    The ratio of the allowance for loan losses to nonaccrual delinquent and restructured loans decreased from 90% at December 31, 2001 to 80% at December 31, 2002.

The allowance for loan losses as a percentage of total loans outstanding at December 31, 2002, 2001 and 2000 was 1.58%, 1.46% and 1.51%, respectively.  Net charge-offs in 2002 were $2,230,000, an increase of  $211,000 from $2,019,000 in 2001, and the net charge-off ratio increased from .46% in 2001 to .47% in 2002.  The increase in the provision is primarily attributable to several large loans that were charged off in 2002.  Based on management’s evaluation of the loan portfolio, including a review of past loan losses, current conditions that may affect borrowers’ ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

Allowance for Loan Loss

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the reserve for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

	December 31,
	2002	2001	2000	1999	1998

	(Dollars in Thousands)

Balance of allowance for loan losses
at beginning of year	$6,652	$6,307	$5,683	$4,863	$4,024

Loans charged off
Commercial	$(697)	$(810)	$(461)	$(423)	$(97)
Real estate mortgage	(951)	(269)	- -	(23)	(7)
Consumer	(920)	(1,129)	(693)	(632)	(391)

	$(2,568)	$(2,208)	$(1,154)	$(1,078)	$(495)

Loans recovered
Commercial	$19	$18	$16	$45	$20
Real estate mortgage	121	13	- -	4	19
Consumer	198	158	141	212	130

	$338	$189	$157	$261	$169

Net charge-offs	$(2,230)	$(2,019)	$(997)	$(817)	$(326)

Additions to allowance charged
to operating expense during year	$3,320	$2,364	$1,621	$1,637	$1,165

Balance of allowance for loan losses
at end of year	$7,742	$6,652	$6,307	$5,683	$4,863

Ratio of net loans charged off during
the year to average loans outstanding	0.47%	0.46%	0.25%	0.23%	0.11%

The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management’s opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors.  The Company’s allowance for loan losses was $7.7 million at December 31, 2002, representing 1.58% of total loans, compared with $6.7 million at December 31, 2001, which represented 1.46% of total loans and $6.3 million at December 31, 2000 representing 1.51% of total loans. The allowance for loan losses is reviewed regularly based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 2002.

Historically, management has not allocated the Company’s allowance for loan losses to specific categories of loans. However, based on management’s best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 2002, 2001, 2000, 1999 and 1998 is summarized below:

	December 31,
	2002	2001	2000	1999	1998

	(Dollars in Thousands)

Commercial	$1,161	$1,330	$1,261	$1,136	$ 972
Real estate	4,259	2,130	1,892	2,103	1,458
Consumer	2,322	3,192	3,154	2,444	2,433

	$7,742	$6,652	$6,307	$5,683	$4,863

	Percent of loans in Each Category of Total Loans

	December 31,
	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Commercial	11%	12%	14%	18%	17%
Real estate	77%	76%	72%	68%	67%
Consumer	12%	12%	14%	14%	16%

	100%	100%	100%	100%	100%

Other Income

	2002	2001	2000
	(Dollars in Thousands)

Service charges on deposit accounts	$ 5,235	$ 4,522	$ 3,525
Other service charges, commissions and fees	1,664	1,240	933
Trust department fees	181	130	101
Nonbank subsidiary income	10,586	10,826	8,915
Gain on sale of loans	240	167	358
Security transactions, net	139	48	(2)
Other	918	844	763

	$18,963	$17,777	$14,593

Other Income. Other income consists of income from operations of the Banks and Financial Supermarkets. Traditional non-interest income of the Banks accounts for only 44.18%, or $8.4 million, of total other income for 2002, 39.10%, or $6.9 million, in 2001, and 38.91%, or $5.7 million, in 2000.  The majority of the increase in other income of the Banks is related to the continued growth in deposits.  Service charges on deposit accounts increased by $713,000, $997,000 and $660,000, respectively, for the years ended December 31, 2002, 2001 and 2000.  In addition, income associated with non-sufficient funds (“NSF fees”) fluctuates depending on activity.  NSF fees increased $249,000 or 6.61% in 2002 compared to 2001.  NSF fees increased $844,000 or 22.57% in 2001 compared to 2000.  Average demand deposit accounts increased 17.54% in 2002 compared to a 9.4% increase in 2001 and a 1.55% decrease in 2000.  Included in other income of the Banks are gains on sale of SBA loans recognized by Community of $240,000, $167,000 and $358,000 for 2002, 2001 and 2000, respectively.  This represents an increase from 2001 of $73,000 and a decrease in 2001 from 2000 of $191,000.  Income associates with the sale of SBA loans will fluctuate from year to year depending on the loan demand.

In 2002, nonbank subsidiary income decreased by $240,000 or 2.22% compared to 2001 and increased by $1.9 million or 21.44% in 2001 compared to 2000.  During 2002, Financial Supermarkets received a $1 million payment for the release of the Safeway supermarket chain from its agreement with the Canadian Imperial Bank of Commerce (“CIBC”).

The Company has had a decrease in installation of supermarket bank units during 2002 as compared to 2001.  This decrease was due to the termination of Financial Supermarkets’ agreement with CIBC to establish banking pavilions in Florida.  In connection with that termination, Financial Supermarkets received a payment of $2 million in lieu of future income expectations, which amount was included in income in 2002.  Due to slowing economic conditions and the termination of the CIBC contract, management anticipates fewer sales of supermarket bank units and anticipates a significant decline in revenues during 2003 as compared to 2002.

	Other Operating Expense
	2002	2001	2000
	(Dollars in Thousands)

Salaries and benefits	$17,483	$16,517	$14,395
Equipment expenses	2,871	2,779	2,564
Occupancy expenses	1,849	1,797	1,595
Data processing expenses	967	1,052	833
Travel expenses	1,127	1,553	906
Office supply expenses	812	876	612
Other operating expenses	6,073	5,851	6,180

	$31,182	$30,425	$27,085

Non-Interest Expense.  Other expenses increased for the year ended December 31, 2002 by $757,000 compared to a $3.3 million increase in 2001 and a $3.3 million increase in 2000.  This represented a 2.5% increase in expenses for 2002,  a 12.33% increase for 2001 and a 13.65% increase for 2000.  Salaries and benefits increased $965,000 or 5.84 % in 2002 over 2001 due primarily to the staffing of new branches, general growth of the Company.  This compares to an increase of $2,123,000 or 14.75% in 2001 over 2000, which was primarily due to the staffing of new locations and an increase in incentive pay at Financial Supermarkets.

Equipment and occupancy expenses increased by $143,000 or 3.13% in 2002 over 2001 and  $418,000 or 5.88% in 2001 over 2000.  The increases are due to the increased number of facilities operated by the Banks as well as additions of computer equipment necessary to operate the Company.  We operated 38, 35 and 29 locations at the year-end 2002, 2001, and 2000, respectively.  As 2002 closed, management is considering opening two additional facilities during 2003.   Management expects these locations to add to the continued growth and profitability of the Company.

Other expenses, including data processing, travel and office supply expenses, decreased by $353,000 in 2002 compared to an increase of $801,000 in 2001 and an increase of $974,000 in 2000.  The primary reason for the decrease in other expense during 2002 was due to a reduction in travel at Financial Supermarkets due to fewer Supermarket Banking installations in 2002 compared to 2001.  Other expenses increased during 2001 and 2000 primarily due to growth of the banking subsidiaries, increased costs associated with day-to-day operations and increased activity of Financial Supermarkets.

Income Taxes.  We incurred income tax expenses of  $3.3 million in 2002, which represented an effective tax rate of 29%, compared to tax expense of $3.1 million in 2001, or an effective tax rate of 30%.  Income tax expense increased $250,000 to $3.3 million in 2002.  The effective tax rate at December 31, 2000 was 28%.

Liquidity.  The liquidity and capital resources of the Banks are monitored by management and on a periodic basis by state and federal regulatory authorities.  The individual Banks’ liquidity ratios at December 31, 2002 were considered satisfactory under their own guidelines as well as regulatory guidelines.  At that date, the Banks’ cash equivalents and short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

The purpose of liquidity management is to ensure that cash flow is sufficient to satisfy demands for credit, withdrawals, and other needs.  Traditional sources of liquidity include asset maturities and growth in deposits.  A company may achieve its desired liquidity objectives from the management of assets and liabilities, and through funds provided by operations.  Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.  Scheduled loan payments are a relatively stable source of funds, but loan payoffs are influenced by interest rates, general economic conditions and competition and may fluctuate significantly.  The liability base provides sources of liquidity through deposit growth and accessibility to market sources of funds.  Our markets have traditionally provided us with growing and a stable deposit base.  We attempt to price our deposits to meet our asset/liability, including liquidity, objectives consistent with local market conditions.  In addition, we have lines of credit available.  We believe our sources of liquidity are stable and reliable for the foreseeable future.

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

Contractual Obligations and Commercial Commitments.  The Banks in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2002, 2001 and 2000 were $38.0 million, $35.6 million and $31.9 million, respectively.  Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee.  Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables present the Company’s contractual obligations and commercial commitments as of December 31, 2002.

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Bank borrowings	$1,665	$587	$897	$181	$0
FHLB borrowings	15,000	0	0	5,000	10,000

Operating leases	2,608	875	1,215	464	54

Total Contractual Cash Obligations	$19,273	$1,462	$2,112	$5,645	$10,054

	Amount of Commitment Expiration per Period (Dollars in Thousands)
Other Commercial Commitments (1)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Commitments to extend credit (2)	$35,800	$29,165	$6,254	$0	$381
Customer letters of credit	2,214	2,214	0	50	0

Total Commercial Commitments	$38,014	$31,379	$6,254	$0	$381

___________________

(1)       Many of the commitments are expected to expire without being drawn upon.  Thus the indicated commitments do not necessarily represent future cash requirements.

(2)       Commitments to extend credit in the “4-5 years” category primarily represent home equity lines of credit which typically have a five year draw period.

Concentrations of Credit Risk.  Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in the economy or other conditions.  The Company’s loan portfolio consists primarily of commercial and real estate loans located in the geographic markets served by the Company, making the value of the portfolio susceptible to declines in real estate values and other changes in economic conditions in such markets.  The Company does not believe it has excessive exposure to any individual customer.

Capital Resources.  At December 31, 2002, the Company and Banks’ capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies.  During 2002, the Company increased capital by retaining net earnings of $7.6 million compared to an increase in 2001 of $6.7 million and an increase in 2000 of $7.2 million.  In 2002, the company purchased $1.4 million in treasury stock.

For a tabular presentation of the Banks’ capital ratios at December 31, 2002, see “BUSINESS — SUPERVISION AND REGULATION”.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company does not engage in any hedging activities or enter into any derivative instruments other than mortgage backed securities, which are commonly pass through securities.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

The Company’s objective in Gap management is to manage assets and liabilities to maintain satisfactory and consistent profitability.  Officers of each Banks are charged with monitoring policies and procedures designed to ensure an acceptable asset/liability mix.  Management’s philosophy is to support asset growth primarily through growth of core deposits within the Banks’ market areas.

The Company’s asset/liability mix is monitored regularly with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities that is prepared and presented to the Board of Directors of each Banks on at least a quarterly basis.  Management’s objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact on earnings of substantial fluctuations in interest rates.  An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less.  The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within the relevant period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If the Company’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  For example, while interest-bearing transaction accounts are by their terms immediately repricable, competitive conditions and other circumstances usually preclude repricing such deposits proportionately with changes in rates affecting interest-earning assets.  Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may significantly affect net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates.  Also, prepayments and early withdrawal levels could deviate significantly from those reflected in the interest rate gap.  The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates.  This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors.

At December 31, 2002, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 104%, which  was within its targeted range of 80% to 120%.

The following table sets forth the distribution of the repricing of the Company’s earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio.  The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

Consolidated Gap Report
	Within Three Months	After Three Months But Within One Year	After One Year but Within Five Years	After Five Years	Total

	(Dollars in Thousands)

Interest earning assets:
Interest-bearing deposits	$499	$0	$0	$0	$499
Federal funds sold	9,200	0	0	0	9,200
Investment securities	2,291	7,730	42,888	75,679	128,588
Loans	174,767	135,266	175,049	6,286	491,368

	$186,757	$142,996	$217,937	$81,965	$629,655

Interest-bearing liabilities:
Interest-bearing demand	$146,092	$0	$0	$0	$146,092
Savings	30,228	0	0	0	30,228
Time deposits, $100,000
and over	33,375	66,468	24,148	0	123,991
Time deposits, less than
$100,000	50,449	118,285	50,284	376	219,394
Other borrowings	0	587	6,078	10,000	16,665

	$260,144	$185,340	$80,510	$10,376	$536,370

Interest rate sensitivity
Gap	$(73,387)	$(42,344)	$137,427	$71,589	$93,285

Cumulative interest rate
sensitivity gap	$(73,387)	$(115,731)	$21,696	$93,285

Interest rate sensitivity
Gap percent	72%	77%	271%	790%

Cumulative interest rate
sensitivity gap percent	72%	74%	104%	117%

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes.  For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.  Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings.  The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate.  The December 2002 model reflects an increase of  .83% in net interest income and a 9.65% decrease in market value equity for a 200 basis point increase in rates.  The same model shows a 2.85% decrease in net interest income and a 9.26% increase in market value equity for a 200 basis point decrease in rates.  The Company’s policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios.  Therefore, the Company is within its policy guidelines.

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

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief description, as of December 31, 2002, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

Steven C. Adams (54)

Mr. Adams has been an attorney with the firm of Adams, Ellard & Frankum, P.C. since 1973.  He has been a director of the Company, Community, and Financial Supermarkets since 1990.  He was named a director of Financial Properties in 1998.

Edwin B. Burr (69)

Mr. Burr has served as a director of the Company since April of 1995 and Financial Supermarkets since 1992.  Mr. Burr has been President of Financial Solutions, a bank consulting firm since 1988.  He has been a director of Community – Alabama since 1997.

Wesley A. Dodd, Jr. (38)	Mr. Dodd has been Executive Vice-President of the Company Community and Financial Properties since April 2000.

Annette R. Fricks (58)

Mrs. Fricks has been an Executive Vice President and Corporate Secretary of the Company and Community since 1982 and 1967, respectively, and has also served as Corporate Secretary of Financial Supermarkets since 1984.  She was named the Executive Vice President and Corporate Secretary for Financial Properties in 1998.

Charles M. Miller (61)

Mr. Miller has served as an Executive Vice President of Company, the President and Chief Operating Officer and director of Community and the Executive Vice President and director of Financial Supermarkets since 1990.  Mr. Miller has served as a director of Community - Troup since November 1995.    He was named a director of Financial Properties in 1998.

Harry L. Stephens (56)

Mr. Stephens has been an Executive Vice President and the Chief Financial Officer of the Company and Community since 1992 and has served as Treasurer of Financial Supermarkets since 1986.  He has been Executive Vice President and Chief Financial Officer of Community since 1992.   He was named Executive Vice President and Treasurer of Financial Properties, Inc. in 1998

H. Calvin Stovall, Jr. (87)

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

Dean C. Swanson (71)

Mr. Swanson was President of the Standard Group, a telecommunications company until January 1999.  He is a director of Independent Telecommunications Network.  Mr. Swanson has served as a director of the Company, Community and Financial Supermarkets since 1981, 1972, and 1984, respectively.  He was named a director of Financial Properties, Inc. in 1998.

George D. Telford (82)

Mr. Telford is a retired bank executive and has served as a director of the Company and Community since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993.  He was named a director of Financial Properties, Inc. in 1998.

J. Alton Wingate (63)

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

Dr. A. Don Windham (64)	Dr. Windham is a partner in Windham Radiology P.C. Dr. Windham has served as a Director of Community since 1996 and was elected to the Company’s Board of Directors in 2001.

Lois M. Wood-Schroyer (64)

Ms. Wood-Schroyer is the Chairman, Chief Executive Officer, and President of Woods Furniture Co.  Ms. Wood-Schroyer has served as a Director of Community since 1990 and was elected to the Company’s Board of Directors in 1999.

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

Summary Compensation Table
	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary (1)	Bonus (2)		Securities Underlying Options/SARS (#)	All Other Compensation

J. Alton Wingate	2002	$358,815	$1,541,154	(3)	--	$43,907	(4)
President and Chief	2001	342,700	1,427,241	(3)	--	61,380
Executive Officer	2000	349,200	880,048	(3)	--	42,923

Charles M. Miller	2002	149,800	35,000		--	32,677	(5)
Executive Vice	2001	146,864	35,000		--	35,379
President	2000	145,800	35,000		--	29,255

Harry L. Stephens	2002	123,077	50,000		--	28,437	(6)
Executive Vice	2001	110,039	52,500		--	34,435
President and Chief	2000	109,639	52,500		--	25,059
Financial Officer

Annette R. Fricks	2002	128,269	70,000		--	26,096	(7)
Executive Vice	2001	113,462	72,500		--	32,754
President and	2000	107,139	67,500		--	25,354
Corporate Secretary

Wesley A. Dodd, Jr.	2002	104,404	45,000		--	17,260	(8)
Executive Vice	2001	91,962	47,500		--	17,825
President of	2000	87,116	42,000		--	20,283
Corporate Finance

_______________________

(1)	Includes directors’ fees.
(2)	Bonuses are included in this report in the year paid.

(3)	Mr. Wingate’s bonus is contractually based on the performance of Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.
(4)

 Included premiums of $7,295 paid for Mr. Wingate’s life insurance policies, estimated employee stock ownership plan (“ESOP”) contributions of $14,500 and 401(K) matching contributions by the Company in the amount of $2,500.  Final ESOP contributions have not yet been determined for 2002.

(5)

 Includes premiums of $5,279 paid for Mr. Miller’s life insurance policies, estimated ESOP contributions of $14,500 and 401(K) matching contributions by the Company in the amount of $2,400.  Final ESOP contributions have not yet been determined for 2002.

(6)

 Includes premiums of $1,944 paid for Mr. Stephens’ life insurance policies, estimated ESOP contributions of $14,500 and 401(K) matching contributions by the Company in the amount of $2,380.   ESOP contributions have not yet been determined for 2002.

(7)

Includes premiums of $2,222 paid for Mrs. Fricks’ life insurance policies, estimated ESOP contributions of $14,500 and 401(K) matching contributions by the Company in the amount of $2,383.  Final ESOP contributions have not yet been determined for 2002.

(8)

Includes premiums of $212 paid for Mr. Dodds’ life insurance policies, estimated ESOP contributions of $ 12,000 and 401(K) matching contributions by the Company in the amount of $ 1,598.  Final ESOP contributions have not yet been determined for 2002.

Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (Exercisable/ Unexercisable)	Value of Unexercised In-The-Money Options At Fiscal Year-End ($) (Exercisable/ Unexercisable)

J. Alton Wingate	--	$ --	--	$ --
Charles M. Miller	--	--	2,500/0	12,950
Harry L. Stephens	6,000	188,848	2,500/0	12,950
Annette R. Fricks	9,000	283,272	2,500/0	12,950
Wesley A. Dodd, Jr.	--	--	2,500/0	12,950

Equity Compensation Plan Information

The following table gives information as of December 31, 2002 about equity awards under the Company’s Incentive Stock Option Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	37,000	$33.25	188,000

Equity compensation plans not approved by stockholders	--	--	--

Total	37,000	$33.25	188,000

Directors’ Compensation.   The Chairman Emeritus of the Company’s Board of Directors, Calvin Stovall, currently receives a fee of $2,500 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $7,000 a year for service on the Company’s Board of Directors.  The directors of Community,  Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $10,000,  $3,900, $4,800, and $7,000 per year, respectively.

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

The agreement provides for Mr. Miller to receive an annual salary of $125,000 plus certain benefits and perquisites. The agreement also entitles Mr. Miller to certain severance payments following a change of control (as defined in the agreement) of Community ..  Further, Mr. Miller agrees that he will not compete with or solicit certain customers from Community  within Habersham or Jackson County (or any contiguous county) for a period of three years after termination of Mr. Miller’s employment with Community.

In 2002, Messrs. Wingate, Stephens and Dodd and Ms. Fricks each entered into a Change in Control Severance Agreement with the Company.  The agreement is to remain in effect until the earlier of the termination of each executive’s employment without entitlement to the benefits under the agreement or the date that that the executive attains age 70; provided, however, the agreement may be terminated at any time by mutual written agreement of the executive and the Company.

The agreement provides for payment of compensation and benefits to the executive in the event of a Change in Control (as defined in the agreement), if the executive’s employment is involuntarily terminated by the Company without Cause (as defined in the agreement), or if the executive terminates his employment for Good Reason (as defined in the agreement).  The executive is not entitled to compensation or payments pursuant to the agreement if he is terminated by the Company for Cause, dies, incurs a disability, or voluntarily terminates employment (other than for Good Reason).  If a Change in Control occurs during the term of the agreement and the executive’s employment is terminated within six months prior to or eighteen months following the date of the Change in Control, and if such termination is an involuntary termination by the Company without Cause (and does not arise as a result of death or Disability) or a termination by the executive for Good Reason, the executive will be entitled to certain compensation and benefits including his base salary for the entire CIC Severance Period (defined as the lesser of 36 months from the date of his termination or the number of months from the date of his termination until he attains age 70, bonus payments (as determined under the agreement) and certain other benefits as determined by the agreement.  The agreement provides that the compensation and benefits provided for under the agreement may be reduced or modified so as to insure that the Company does not pay an Excess Severance Payment (as defined in the agreement).

Compensation Committee Interlocks and Insider Participation

The nonemployee members of the Board of Directors of the Company reviewed the compensation of Messrs. Wingate, Stephens, Dodd and Miller and Ms. Fricks and of the Company’s other executive officers for the 2002 fiscal year.  Although Mr. Wingate participated in deliberations regarding the salaries of executive officers, Mr. Wingate did not participate in any decisions regarding his own compensation as an executive officer.

Report on Executive Compensation

General.  Under rules established by the SEC, the Company is required to provide certain information with respect to compensation provided to the Company’s President and Chief Executive Officer and other executive officers.  The SEC regulations require a report setting forth a description of the Company’s executive compensation policy in general and the considerations that led to the compensation decisions affecting Messrs. Wingate, Stephens, Dodd and Miller and Ms. Fricks.  In fulfillment of this requirement, the Board of Directors and Compensation Committee have prepared the following report for inclusion in this Form 10-K.

The fundamental policy of the Company’s compensation program is to offer competitive compensation and benefits for all employees, including the President and Chief Executive Officer and the other officers of the Company, to compete for and retain talented personnel who will lead the Company in achieving levels of financial performance that enhance shareholder value.  The Company’s executive compensation package historically has consisted of salary, annual bonus, and other customary fringe benefits.

Salary.  The nonemployee members of the Board of Directors of the Company participated in deliberations regarding salaries of executive officers.  Mr. Wingate did not participate in deliberations concerning his own compensation.  Although subjective in nature, factors considered by the Board in setting the salaries of executive officers were Mr. Wingate’s recommendations (except with respect to his own salary), compensation paid by comparable banks to their executive officers (although such information was obtained informally and the Company did not attempt to pay any certain percentage of salary for comparable positions with other banks), each executive officer’s performance, contribution to the Company, tenure in his or her position, and internal comparability considerations.  The Board of Directors set the salary of Mr. Wingate based on Mr. Wingate’s salary during the preceding fiscal year, his tenure, the salaries of chief executive officers of comparable bank holding companies, and the increase in earnings of the Company in recent years.  The Board did not assign relative weights to the factors considered in setting salaries of executive officers, including Mr. Wingate.

Annual Bonus.  Annual bonuses for 2002, paid in the form of a cash bonus during the fourth quarter of the fiscal year, was based on annual consolidated financial results of the Company and of its subsidiaries, including general targets with respect to net income and earnings per share.  Cash bonuses were granted by the Board to Mr. Wingate based on the performance of Financial Supermarkets according to contractual obligations.  The Board set a range of bonuses (based on a percentage of salary) for all employees other than Mr. Wingate, within which range Mr. Wingate determined each other officer’s bonus, based on individual performance.

Steven C. Adams
H. Calvin Stovall
Dean C. Swanson
Lois M. Wood-Shroyer

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of March 24, 2003 by (1) each of the Named Executive Officers, (2) each of the directors of the Company, (3) each shareholder who owns greater than five percent (5%) of the Company’s securities and (4) all executive officers and directors of the Company as a group, without naming such individuals.  There were 2,151,858 shares outstanding as of that date.

Name of Beneficial Owner	Amount of Shares Beneficially Owned		Percent Of Class

Joye H. Adams	123,520	(1)	5.74%
Steven C. Adams	484,928	(2)(3)(4)(5)(6)	22.54%
Edwin B. Burr	1,343	(7)	*
Elton S. Collins	390,588	(3)(8)(16)	18.15%
Community Bankshares, Inc. Employee Stock Ownership Plan and Trust	373,088	(5)	17.34%
Wesley A. Dodd, Jr.	50,805	(10)(22)	2.36%
Annette R. Fricks	24,896	(6)	1.16%
Charles M. Miller	12,360	(11)(20)	*
Harry L. Stephens	8,819	(12)	*
H. Calvin Stovall	166,002	(13)(14)(23)	7.71%
Dean C. Swanson	30,000	(24)	1.39%
George D. Telford	70,261	(21)	3.27%
Dr. A. Dan Windham	8,187	(25)	*
J. Alton Wingate	695,430	(2)(3)(4)(15)(17)	32.32%
Lois M. Wood-Schroyer	3,030	(26)	*

All executive officers and directors as a group (12 Persons)	1,115,473	(2)(3)(4)(5)(18)(22)(23)	51.84%

* less than one percent

(1)	Mrs. Adams’ address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
(2)	Includes an aggregate of 48,000 shares held by the Taft Chatham Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
(3)	Includes 373,088 shares held by Community Bankshares, Inc. ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
(4)	Includes 19,500 shares held by Chatham Transport company with respect to which Messrs. Wingate and Adams share voting power.
(5)	Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
(6)	Mr. Adam’s address is 148 North Main Street, Cornelia Georgia 30531.
(7)	Does not include 1,000 shares of Common Stock owned by Mr. Burr’s wife, as to which he disclaims beneficial ownership.
(8)	Mr. Collins’ address is 1851 North Elm Street, Commerce, Georgia 30329.
(9)	The address of the ESOP is 448 North Main Street, Cornelia, Georgia 30531.
(10)	Includes presently-exercisable options to acquire 2,500 shares of common stock.
(11)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(12)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(13)	Mr. Stovall’s address is 215 Grandview Circle, Cornelia, Georgia 30531.
(14)	Does not include 250 shares of Common Stock owned by Mr. Stovall’s wife, as to which he disclaims beneficial ownership.
(15)	Does not include 4,310 shares of common stock owned by Mr. Wingate’s wife, as to which he disclaims beneficial ownership.
(16)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(17)	Mr. Wingate’s address is 186 Hillcrest Heights, Cornelia, Georgia 30531.
(18)	Includes presently-exercisable options to acquire 10,000 shares of Common Stock.
(19)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(20)	Does not include 420 shares of common stock owned by Mr. Miller’s wife, as to which he disclaims beneficial ownership.
(21)	Mr. Telford’s address is 215 Tower Avenue, Cornelia, Georgia 30531. Does not include 10,000 shares of common stock owned by Mr. Telford’s wife, as to which he disclaims beneficial ownership.
(22)	Includes 7,460 shares held by the Estate of Harry H. Purvis with respect to which Mr. Dodd serves as executor and has voting and investment control.
(23)	Includes 130,925 shares held by Stovall Investments, LLLP with respect to which Mr. Stovall has voting and investment control.
(24)	Mr. Swanson’s address is 222 Mountain Oak Road, Cornelia, Georgia 30531.
(25)	Dr. Windham’s address is 253 Garland Bristol Road, Sautee, Georgia 30571.
(26)	Ms. Wood-Schroyer’s address is 672 Buck Horn Road, Clarksville, Georgia 30523.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Each of the Banks has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of the particular bank and the Company and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.

ITEM 14.                CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of its disclosure controls and procedures (as defined in federal securities rules) within 90 days prior to the filing of this report.  Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements.

The following financial statements and notes thereto of the Registrant are included in the Report:

Independent Auditor’s Report on the Financial Statement

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholder’s Equity for the years ended  December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(b)    Exhibits.

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

3.1

Amended and Restated Articles of Incorporation of the Registrant dated as of June 30, 1997 (included as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).

3.2

By-Laws of the Registrant (included as Exhibit 3.2 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, filed on July 22, 1994 with the Commission and incorporated herein by reference).

4.1	See exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws as amended, which define the rights of the holders of Common Stock of the Registrant.
10.1

Incentive Stock Option Plan, as adopted August 17, 1987 (included as Exhibit 10.1 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, filed on July 22, 1994 with the Commission and incorporated herein by reference).*

10.2

Employment Agreement between Charles M. Miller and Community, dated March 31, 1990 (included as Exhibit 10.2 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, filed on July 22, 1994 with the Commission and incorporated herein by reference).*

10.3	Form of Change in Control Agreement, by and between J. Alton Wingate, Harry L. Stephens, Annette R. Fricks and Wesley A. Dodd, Jr. and ther Company.*
10.8

Community Bankshares, Inc. 1999 Stock Award Plan, as adopted December 22, 1999 (included as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 with the Commission and incorporated herein by reference).*

10.9

Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated July 30, 2000 (included as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).

10.10

Amendment to Amended and Restated Credit Term Loan Agreement between the Registrant and SunTrust Bank dated June 8, 2001 (included as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).

10.11	Second Amendment to Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated May 1, 2002.
10.12

Business Loan and Security Agreement dated as of June 8, 2001 among the Registrant, Community Bankshares, Inc. Employee Stock Ownership Plan and Trust, Steve Adams, J. Alton Wingate and Elton Collins, not in their individual capacities, but solely as Trustees of the Community Bankshares, Inc. Employee Stock Ownership Plan and Trust (included as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).

21	List of Subsidiaries of Registrant.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________
*Management contract or compensatory plan or arrangement.

(c)                No reports on Form 8-K were filed during the last quarter of 2002.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL REPORT DECEMBER 31, 2002

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Community Bankshares, Inc.
   and Subsidiaries
Cornelia, Georgia

                                We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with  accounting principles generally accepted in the United States of America.

Mauldin & Jenkins, LLC

Atlanta, Georgia
January 24, 2003

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

Assets	2002	2001

Cash and due from banks	$44,966,040	$37,181,485
Interest-bearing deposits in banks	499,072	409,518
Federal funds sold	9,200,000	16,360,000
Securities available-for-sale	100,355,807	77,901,447
Securities held-to-maturity (fair value $28,681,226 and $30,384,025)	27,015,673	29,602,403
Restricted equity securities	1,215,300	1,215,300

Loans	491,367,564	455,790,523
Less allowance for loan losses	7,742,356	6,652,093

Loans, net	483,625,208	449,138,430

Premises and equipment	16,295,336	15,879,048
Other assets	17,073,591	18,521,088

Total assets	$700,246,027	$646,208,719

Liabilities, Redeemable Common Stock and Shareholders' Equity

Deposits
Noninterest-bearing	$87,649,520	$81,173,804
Interest-bearing	519,704,807	481,041,094

Total deposits	607,354,327	562,214,898
Other borrowings	16,664,525	12,069,875
Other liabilities	9,180,811	13,321,061

Total liabilities	633,199,663	587,605,834

Commitments and contingencies

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,363,831 and $1,550,000
at December 31, 2002 and 2001	15,193,814	15,159,684

Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized;
2,201,330 and 2,186,330 shares issued and outstanding, respectively	2,201,330	2,186,330
Capital surplus	6,314,847	6,182,167
Retained earnings	42,802,454	35,070,537
Accumulated other comprehensive income	1,962,475	4,167
Less cost of 34,573 shares of treasury stock at December 31, 2002	(1,428,556)	-

Total shareholders' equity	51,852,550	43,443,201

Total liabilities, redeemable common stock and
shareholders' equity	$700,246,027	$646,208,719

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Interest income
Loans, including fees	$37,423,486	$42,521,921	$41,189,439
Taxable securities	2,766,316	2,702,882	2,830,713
Nontaxable securities	2,985,608	2,493,558	2,161,814
Deposits in banks	11,133	35,517	14,891
Federal funds sold	301,631	748,421	841,684

Total interest income	43,488,174	48,502,299	47,038,541

Interest expense
Deposits	15,778,448	22,543,182	21,440,685
Other borrowings	722,126	696,345	862,202

Total interest expense	16,500,574	23,239,527	22,302,887

Net interest income	26,987,600	25,262,772	24,735,654
Provision for loan losses	3,320,000	2,364,000	1,620,500

Net interest income after provision for
loan losses	23,667,600	22,898,772	23,115,154

Other income
Service charges on deposits accounts	5,235,085	4,522,010	3,524,690
Other service charges, commissions and fees	1,664,095	1,239,727	933,462
Trust department fees	181,384	130,316	100,709
Nonbank subsidiary income	10,585,953	10,826,046	8,915,138
Gain on sale of loans	240,248	166,935	357,793
Security transactions, net	138,799	48,167	(2,350)
Other	918,431	844,077	763,654

Total other income	18,963,995	17,777,278	14,593,096

Other expenses
Salaries and employee benefits	17,482,745	16,517,342	14,394,565
Equipment expenses	2,870,604	2,779,346	2,564,049
Occupancy expenses	1,849,301	1,797,152	1,594,567
Other operating expenses	8,979,537	9,331,204	8,531,866

Total other expenses	31,182,187	30,425,044	27,085,047

Income before income taxes	11,449,408	10,251,006	10,623,203

Income tax expense	3,325,967	3,076,015	3,001,198

Net income	$8,123,441	$7,174,991	$7,622,005

Basic earnings per share	$3.73	$3.29	$3.50

Diluted earnings per share	$3.72	$3.26	$3.46

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Net income	$8,123,441	$7,174,991	$7,622,005

Other comprehensive income:

Unrealized gains (losses) on securities available-for-sale:

Unrealized holding gains arising during period,
net of taxes of $1,361,058, $55,834
and $850,290, respectively	2,041,587	83,751	1,275,364

Reclassification adjustment for (gains) losses realized
in net income, net of (taxes) benefits of $(55,520),
$(19,267) and $940, respectively	(83,279)	(28,900)	1,410

Other comprehensive income	1,958,308	54,851	1,276,774

Comprehensive income	$10,081,749	$7,229,842	$8,898,779

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
			Capital
	Shares	Par Value	Surplus

Balance, December 31, 1999	2,178,830	$2,178,830	$6,115,827
Net income	-	-	-
Exercise of stock options	3,000	3,000	26,536
Cash dividends declared, $.18 per share	-	-	-
Adjustment for shares owned by ESOP	-	-	-
Other comprehensive income	-	-	-

Balance, December 31, 2000	2,181,830	2,181,830	6,142,363
Net income	-	-	-
Exercise of stock options	4,500	4,500	39,804
Cash dividends declared, $.21 per share	-	-	-
Adjustment for shares owned by ESOP	-	-	-
Other comprehensive income	-	-	-

Balance, December 31, 2001	2,186,330	2,186,330	6,182,167
Net income	-	-	-
Exercise of stock options	15,000	15,000	132,680
Cash dividends declared, $.25 per share	-	-	-
Adjustment for shares owned by ESOP	-	-	-
Other comprehensive income	-	-	-
Purchase of treasury stock	-	-	-

Balance, December 31, 2002	2,201,330	$2,201,330	$6,314,847

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

CONTINUED

		Accumulated
		Other	Treasury Stock		Total
	Retained	Comprehensive			Shareholders'
	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 1999	$23,853,170	$(1,327,458)	-	$-	$30,820,369
Net Income	7,622,005	-	-	-	7,622,005
Exercise of stock options	-	-	-	-	29,536
Cash dividends declared, $.18 per share	(393,283)	-	-	-	(393,283)
Adjustment for shares owned by ESOP	(1,106,106)	-	-	-	(1,106,106)
Other comprehensive income	-	1,276,774	-	-	1,276,774

Balance, December 31, 2000	29,975,786	(50,684)	-	-	38,249,295
Net income	7,174,991	-	-	-	7,174,991
Exercise of stock options	-	-	-	-	44,304
Cash dividends declared, $.21 per share	(458,904)	-	-	-	(458,904)
Adjustment for shares owned by ESOP	(1,621,336)	-	-	-	(1,621,336)
Other comprehensive income	-	54,851	-	-	54,851

Balance, December 31, 2001	35,070,537	4,167	-	-	43,443,201
Net income	8,123,441	-	-	-	8,123,441
Exercise of stock options	-	-	-	-	147,680
Cash dividends declared, $.25 per share	(543,563)	-	-	-	(543,563)
Adjustment for shares owned by ESOP	152,039	-	-	-	152,039
Other comprehensive income	-	1,958,308	-	-	1,958,308
Purchase of treasury stock	-	-	34,573	(1,428,556)	(1,428,556)

Balance, December 31, 2002	$42,802,454	$1,962,475	34,573	$(1,428,556)	$51,852,550

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
	2002	2001	2000

OPERATING ACTIVITIES
Net income	$8,123,441	$7,174,991	$7,622,005
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,395,178	2,316,552	2,234,366
Amortization of intangibles	613,346	494,064	435,537
Provision for loan losses	3,320,000	2,364,000	1,620,500
Provision for other real estate losses	-	-	5,000
Deferred income tax benefits	(272,046)	(281,737)	(367,660)
(Increase) decrease in loans held for sale	-	1,011,458	263,469
Net (gains) losses on sale of securities available-for-sale	(138,799)	(48,167)	2,350
Gain (loss) on disposal of premises and equipment	(10,682)	(14,929)	12,726
Net (gains) losses on sale of other real estate	9,284	(19,498)	(7,462)
(Increase) decrease in interest receivable	598,875	776,553	(1,641,043)
Increase (decrease) in interest payable	(1,339,491)	(877,840)	2,748,865
Increase (decrease) in taxes payable	(305,202)	(572,346)	370,444
(Increase) decrease in accounts receivable of
nonbank subsidiary	917,641	860,706	(1,188,664)
(Increase) decrease in work in process of nonbank subsidiary	392,492	591,874	(837,418)
Increase (decrease) in accruals and payables of
nonbank subsidiary	(2,344,162)	(4,390,568)	3,978,464
Increase in loan to ESOP	-	(1,450,000)	-
Net other operating activities	(1,674,890)	(188,130)	(1,062,209)

Net cash provided by operating activities	10,284,985	7,746,983	14,189,270

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(35,368,818)	(48,613,986)	(15,379,443)
Proceeds from sales of securities available-for-sale	5,118,419	6,749,258	1,247,650
Proceeds from maturities of securities available-for-sale	11,198,685	23,956,448	4,331,976
Purchases of securities held-to-maturity	-	-	(3,486,045)
Proceeds from maturities of securities held-to-maturity	2,586,730	1,590,983	4,231,836
Net (increase) decrease in federal funds sold	7,160,000	(4,235,000)	(9,185,000)
Net (increase) decrease in interest-bearing deposits in banks	(89,554)	43,946	(292,713)
Net increase in loans	(41,998,377)	(40,891,325)	(44,826,318)
Purchase of premises and equipment	(2,860,081)	(3,428,735)	(3,686,780)
Proceeds from sale of premises and equipment	32,159	19,500	38,000
Proceeds from sale of other real estate	3,810,767	279,577	1,514,352

Net cash used in investing activities	(50,410,070)	(64,529,334)	(65,492,485)

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
	2002	2001	2000

FINANCING ACTIVITIES
Net increase in deposits	$45,139,429	$54,720,051	$63,438,843
Increase (decrease) in FHLB advances	5,000,000	-	(5,000,000)
Increase in other borrowings	-	1,450,000	-
Increase in notes payable	-	-	-
Repayment of notes payable	(405,350)	(224,100)	(210,125)
Proceeds from the issuance of common stock	44	44,304	29,536
Purchase of Treasury Stock	(1,280,920)	-	-
Dividends paid	(543,563)	(436,666)	(379,121)

Net cash provided by financing activities	47,909,640	55,553,589	57,879,133

Net increase (decrease) in cash and due from banks	7,784,555	(1,228,762)	6,575,918

Cash and due from banks at beginning of year	37,181,485	38,410,247	31,834,329

Cash and due from banks at end of year	$44,966,040	$37,181,485	$38,410,247

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$17,840,066	$24,117,367	$19,554,022

Income taxes	$3,903,215	$3,774,162	$2,998,414

NONCASH TRANSACTIONS
Principal balances of loans transferred to other
real estate	$4,191,599	$2,441,119	$1,514,352

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

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from interest-bearing deposits in banks, loans, federal funds sold, other borrowings and deposits are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $13,026,000 at December 31, 2002.

Securities

Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect.  Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are determined using the specific identification method.  Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance.

Loan origination fees approximate the direct origination costs of consumer and installment loans and are recognized at the time the loan is placed on the books. Loan origination fees net of certain direct loan origination costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan using a method that approximates a level yield.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure.  Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of other real estate owned at December 31, 2002 and 2001 was $3,486,429 and $3,114,882, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Trust Department

Trust department income is recognized on the cash basis in accordance with established industry practices.  The results of operations are not materially different than the results which would be obtained by accounting for such fees on the accrual basis.

Assets of the trust department, other than trust cash on deposit at the Banks, are not included in these financial statements because the are not assets of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

401(k) Plan

The 401(k) plan costs are based on a percentage of individual employee’s salary, not to exceed the amount that can be deducted for federal income tax purposes.  The Company makes matching contributions of 25% of the first 6% of each participant’s salary contribution.

Stock Compensation Plan

At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 8.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2002	2001	2000

Net income, as reported	$8,123,441	$7,174,991	$7,622,005
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	-	25,266

Pro forma net income	$8,123,441	$7,174,991	$7,596,739

Earnings per share:
Basic - as reported	$3.73	$3.29	$3.50

Basic - pro forma	$3.73	$3.29	$3.49

Diluted - as reported	$3.72	$3.26	$3.46

Diluted - pro forma	$3.72	$3.26	$3.45

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Developments

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142. “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations consummated after June 30, 200l be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted by the pooling-of-interests method in accordance with APB Opinion No. 16, “Business Combinations.”  Under SFAS No. 142, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually.  SFAS No. 142 also requires the Company to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units.  Other identifiable intangible assets will continue to be amortized over their useful lives.

During 2002, the Company performed the first of the required annual impairment tests of goodwill and indefinite lived intangible assets.  As a result of this test, no amount was charged to earnings for impairment in 2002.  Application of the nonamortization provisions of SFAS No. 142 resulted in an increase of $53,846 ($.02 per share basic share and $.02 per diluted share) in net income for 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 removed acquisitions of financial institutions from the scope of  SFAS No. 72, “Accounting of Certain Acquisitions of Banking or Thrift Institutions,” which permitted the recognition and subsequent amortization of any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset.  For a transaction that is a business combination, SFAS No. 147 requires that the unidentifiable intangible asset acquired be recognized as goodwill and accounted for under SFAS No. 142.  SFAS No. 147 also amended SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term borrower-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires of other long-lived assets that are held and used.  The application of SFAS No. 147 as of  October 1, 2002 had no effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available-for-Sale
December 31, 2002:
U. S. Government and agency
securities	$32,542,068	$1,553,237	$(641)	$34,094,664
State and municipal securities	38,494,179	1,198,951	(28,409)	39,664,721
Mortgage-backed securities	20,994,144	549,750	(2,097)	21,541,797
Equity securities	5,054,625	-	-	5,054,625

	$97,085,016	$3,301,938	$(31,147)	$100,355,807

December 31, 2001:
U. S. Government and agency
securities	$31,637,688	$646,055	$(57,120)	$32,226,623
State and municipal securities	29,801,667	192,492	(806,691)	29,187,468
Mortgage-backed securities	14,578,577	95,609	(63,400)	14,610,786
Equity securities	1,876,570	-	-	1,876,570

	$77,894,502	$934,156	$(927,211)	$77,901,447

Securities Held-to-Maturity
December 31, 2002:
State and municipal securities	$27,015,673	$1,666,101	$(548)	$28,681,226

December 31, 2001:
State and municipal securities	$29,602,403	$815,466	$(33,844)	$30,384,025

The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the categories in the following summary.

	Securities Available-for-Sale		Securities Held-to-Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$2,921,880	$2,969,043	$780,295	$782,319
Due from one to five years	32,438,747	34,107,740	4,311,821	4,523,157
Due from five to ten years	10,264,791	10,599,028	11,634,423	12,396,410
Due after ten years	25,410,829	26,083,574	10,289,134	10,979,340
Mortgage-backed securities	20,994,144	21,541,797	-	-

	$92,030,391	$95,301,182	$27,015,673	$28,681,226

Securities with a carrying value of approximately $72,301,110 and $61,485,341 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     SECURITIES (Continued)

Gross gains and losses on sales of securities available-for-sale consist of the following:

	Years Ended December 31,

	2002	2001	2000

Gross gains	$138,799	$91,236	$4,916
Gross losses	-	(43,069)	(7,266)

Net realized gains (losses)	$138,799	$48,167	$(2,350)

NOTE 3.      LOANS

The composition of loans is summarized as follows:

	December 31,

	2002	2001

Commercial, financial and agricultural	$52,852,421	$53,299,380
Real estate – construction	40,341,826	32,396,963
Real estate – mortgage	338,772,013	313,851,202
Consumer	53,004,046	54,012,818
Other	6,632,026	2,449,918

	491,602,332	456,010,281
Unearned income	(234,768)	(219,758)
Allowance for loan losses	(7,742,356)	(6,652,093)

Loans, net	$483,625,208	$449,138,430

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2002	2001	2000

Balance, beginning of year	$6,652,093	$6,306,620	$5,682,612
Provision charged to operations	3,320,000	2,364,000	1,620,500
Loans charged off	(2,567,679)	(2,207,588)	(1,153,867)
Recoveries of loans previously charged off	337,942	189,061	157,375

Balance, end of year	$7,742,356	$6,652,093	$6,306,620

The following is a summary of information pertaining to impaired loans:

	December 31,

	2002	2001

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	6,156,732	5,727,234

Total impaired loans	$6,156,732	$5,727,234

Valuation allowance related to impaired loans	$1,362,467	$1,199,696

Nonaccrual loans	$5,105,568	$4,393,949

Loans past due 90 days or more and still accruing	$3,529,000	$1,679,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.      LOANS (Continued)

	Years Ended December 31,

	2002	2001	2000

Average investment in impaired loans	$5,509,950	$4,155,397	$2,699,650

Interest income recognized on impaired loans	$297,339	$110,067	$38,021

In the ordinary course of business, the Banks have granted loans to certain related parties, including directors, executive officers and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2002 are as follows:

Balance, beginning of year	$3,837,666
Advances, including renewals	2,877,270
Repayments, including renewals	(2,810,517)

Balance, end of year	$3,904,419

NOTE 4.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,

	2002	2001

Land	$3,465,045	$3,402,285
Buildings	10,113,352	9,979,028
Equipment	19,589,739	16,936,186

	33,168,136	30,317,499
Accumulated depreciation	(16,872,800)	(14,438,451)

	$16,295,336	$15,879,048

Leases

The Company has leased various properties and equipment under noncancelable agreements which expire at various times through 2011 and require minimum annual rentals.  The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2003	$874,797
2004	697,269
2005	517,746
2006	371,791
2007	91,936
Thereafter	54,012

$2,607,551

The total rental expense for the years ended December 31, 2002, 2001 and 2000 was $754,856, $712,105 and $654,790, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.        INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2002		As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Core deposit premiums	$2,951,362	$1,609,000	$2,951,362	$1,331,800
Marketing agreement	200,000	200,000	200,000	20,000

Total	$3,151,362	$1,809,000	$3,151,362	$1,351,800

Unamortized intangible assets
Goodwill	$788,553		$788,553

The aggregate amortization expense was $613,346, $494,064 and $435,537 for the years ended December 31, 2002, 2001 and 2000, respectively.

The estimated amortization expense for each of the next five years is as follows:

2003	$277,200
2004	277,200
2005	277,200
2006	277,200
2007	277,200

There were no changes in the carrying amount of goodwill during the year ended December 31, 2002.

Following is a summary of net income and earnings per share that would have been reported exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized.

	For the Year Ended December 31,

	2002	2001	2000

Reported net income	$8,123,441	$7,174,991	$7,622,005
Add back goodwill amortization	-	53,846	31,378

Adjusted net income	$8,123,441	$7,228,837	$7,653,383

Basic earnings per share:
Reported net income	$3.73	$3.29	$3.50
Goodwill amortization	-	.01	.01

Adjusted net income	$3.73	$3.30	$3.51

Diluted earnings per share:
Reported net income	$3.72	$3.26	$3.46
Goodwill amortization	-	.02	.01

Adjusted net income	$3.72	$3.28	$3.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.        DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $123,990,612 and $113,545,095 respectively.  The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003	$268,575,114
2004	25,683,795
2005	20,409,952
2006	9,436,595
2007	18,903,147
Thereafter	376,295

$343,384,898

NOTE 7.       OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,

	2002	2001

Note payable to bank, principal of $56,025 due quarterly plus interest at prime minus 1% or 3.25% at December 31, 2002, collateralized by 50,000 shares of common stock of Community Bank & Trust,
matures July 31, 2004.	$395,775	$619,875
Revolving credit note to bank, principal of $90,625 due quarterly plus interest at prime minus 1% or 3.25% at December 31, 2002, collateralized by 50,000 shares of common stock of Community
Bank & Trust and assignment of note receivable from ESOP,
matures June 30, 2006 (see Note 8).	1,268,750	1,450,000
Advance from Federal Home Loan Bank with interest due quarterly
at 5.95%, due February 8, 2010.	10,000,000	10,000,000
Advance from Federal Home Loan Bank with interest due quarterly at
2.82%, due September 4, 2007.	5,000,000	-

	$16,664,525	$12,069,875

Contractual maturities of other borrowings as of December 31, 2002 are as follows:

2003	$586,600
2004	534,175
2005	362,500
2006	181,250
2007	5,000,000
Thereafter	10,000,000

$16,664,525

The advances from Federal Home Loan Bank are secured by certain qualifying loans of approximately $86,768,000 and Federal Home Loan Bank stock of approximately $1,165,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     EMPLOYEE BENEFIT PLANS

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

	2002		2001		2000

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Under option, beginning of year	52,000	$26.50	59,000	$25.66	59,500	$24.40
Granted	-	-	-	-	2,500	36.72
Exercised	15,000	9.85	(4,500)	9.85	(3,000)	9.85
Forfeited	-	-	(2,500)	36.72	-	-

Under option, end of year	37,000	$33.25	52,000	$26.50	59,000	$25.66

Options exercisable at year-end	37,000	$33.25	52,000	$26.50	41,750	$20.22

Weighted-average fair value of
options granted during the year		$-		$-		$15.31

Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$ 9.85	7,500	2 years	$9.85	7,500	$9.85
$39.20	29,500	7 years	39.20	29,500	39.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.  There were no options granted during the years ending December 31, 2002 and 2001.

Year Ended December 31,
2000

Dividend yield	.49%
Expected life	10 years
Expected volatility	.21%
Risk-free interest rate	6.35%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     EMPLOYEE BENEFIT PLANS (Continued)

401(k) Plan

The Company has a contributory 401(k) retirement plan covering substantially all employees.  Contributions to the plan charged to expense for the years ended December 31, 2002, 2001 and 2000 amounted to $122,632, $115,647 and $81,215, respectively.

Employee Stock Ownership Plan

The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements, subject to certain IRS limits.  Contributions to the ESOP are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances.   In 2001, the ESOP incurred debt when the Company loaned the ESOP $1,550,000 from the proceeds the Company received from its revolving credit note to bank (also, see Note 7).  All dividends received by the ESOP are used to pay debt service.  The ESOP shares initially were pledged as collateral for its debt.  As the debt is repaid, shares are released from collateral and allocated to employees based on the proportion of debt service paid in the year.  As shares are released from collateral, the Company reports compensation expense equal to the difference in the current market price of the shares and the original cost of those shares released.  All shares held by the ESOP are considered outstanding for earnings per share computations.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Contributions to the ESOP were $1,077,000, $771,906 and $698,873 for the years ended December 31, 2002, 2001 and 2000, respectively.  Dividends paid to the ESOP for the years ended December 31, 2002, 2001 and 2000 were $94,905, $76,570 and $66,247, respectively.  Interest expense related to the ESOP debt was $55,737 and 22,476 for the years ended December 31, 2002, and 2001, respectively.

In accordance with the ESOP, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of termination.  The purchase price of the common stock would be based on the fair market value of the Company’s common stock as of the annual valuation date, which precedes the date the put option is exercised.  No participant has exercised these rights since the inception of the ESOP, and no significant cash outlay is expected during 2003.  However, since the redemption of common stock is outside the control of the Company, the Company’s maximum cash obligation based on the approximate market prices of common stock as of the reporting date has been presented outside of shareholders’ equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company’s maximum cash obligation and has been reflected as a reduction of retained earnings.  In addition, the unearned compensation recorded in connection with the debt incurred by the ESOP has been offset against the redeemable common stock held by the ESOP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (Continued)

Shares of the Company held by the ESOP at December 31, 2002 and 2001 are as follows:

	2002	2001

Allocated shares	326,922	364,029
Committed-to-be-released shares	13,341	4,758
Unearned shares	32,825	35,610

	373,088	404,397

Fair value of unreleased (unearned shares)	$1,456,773	$1,471,405

NOTE 9.     INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,

	2002	2001	2000

Current	$3,604,733	$3,299,022	$3,414,384
Deferred	(278,766)	(174,404)	(273,564)
Change in valuation allowance	-	-	(94,113)
Current tax effect of net operating loss carryforward	-	(48,603)	(45,509)

	$3,325,967	$3,076,015	$3,001,198

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,

	2002	2001	2000

Tax provision at statutory rate	$3,892,799	$3,485,342	$3,611,889
Tax-exempt interest	(992,748)	(862,465)	(731,922)
Disallowed interest	99,655	130,720	125,595
Change in valuation allowance	-		(94,113)
Current tax effect of net
operating loss carryforward	-	(48,603)	(45,509)
Nondeductible expenses	109,700	58,917	35,639
State income taxes	232,610	180,121	224,472
Other items	(16,049)	131,983	(124,853)

Income tax expense	$3,325,967	$3,076,015	$3,001,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Loan loss reserves	$2,726,646	$2,224,769
Other	277,341	277,034

	3,003,987	2,501,803

Deferred tax liabilities:
Depreciation	213,888	16,615
Accretion	207,222	181,077
Unrealized gain on securities available-for-sale	1,308,316	2,778

	1,729,426	200,470

Net deferred tax assets	$1,274,561	$2,301,333

NOTE 10.  EARNINGS PER SHARE

Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.  The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 8.  This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price.  The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,

	2002	2001	2000

Net income	$8,123,441	$7,174,991	$7,622,005

Weighted average common shares outstanding	2,177,962	2,183,778	2,178,838
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the year	7,180	19,211	23,465

Total weighted average common shares and
common stock equivalents outstanding	2,185,142	2,202,989	2,202,303

Diluted earnings per share	$3.72	$3.26	$3.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   COMMITMENTS AND CONTINGENCIES

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

	December 31,

	2002	2001

Commitments to extend credit	$29,656,851	$28,095,400
Credit card lines	6,143,061	5,570,455
Standby letters of credit	2,213,825	1,898,602

	$38,013,737	$35,564,457

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

NOTE 12.   CONCENTRATIONS OF CREDIT

The banking subsidiaries originate primarily commercial, residential, and consumer loans to customers in their local communities and surrounding counties.  The ability of the majority of the Banks' customers to honor their contractual loan obligations is dependent on their local economy as well as the economy in the metropolitan Atlanta and Montgomery areas.

Seventy-seven percent (77%) of the Company's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Banks' primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  CONCENTRATIONS OF CREDIT (Continued)

The Company's loan portfolio also includes a concentration, eleven percent (11%) of the total portfolio, of commercial, financial and agricultural loans.  These loans represent loans made primarily to local businesses in the Banks' market areas.  A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust, which are outside the Banks' primary market areas.  The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

Other significant concentrations of credit by type of loan are set forth in Note 3.  The Georgia banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $4,775,000 and $1,300,000 for Community Bank & Trust and Community Bank & Trust – Troup, respectively.  Community Bank & Trust – Alabama, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 20% of unimpaired capital, or approximately $1,103,000.

NOTE 13.   REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2002, approximately $5,197,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary  actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and Tier I capital to average assets.  Management believes, as of December 31, 2002 and 2001, the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks' category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    REGULATORY MATTERS (Continued)

The Company and Banks' actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)

As of December 31, 2002
Total Capital to Risk Weighted Assets:
Consolidated	$69,312	13.63%	$40,670	8.00%	N/A	N/A
Community Bank & Trust	$56,340	13.67%	$32,960	8.00%	$41,199	10.00%
Community Bank & Trust - Alabama	$5,335	14.69%	$2,906	8.00%	$3,632	10.00%
Community Bank & Trust – Troup	$7,086	11.65%	$4,866	8.00%	$6,082	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$62,940	12.38%	$20,335	4.00%	N/A	N/A
Community Bank & Trust	$51,176	12.42%	$16,479	4.00%	$24,719	6.00%
Community Bank & Trust - Alabama	$4,879	13.43%	$1,453	4.00%	$2,179	6.00%
Community Bank & Trust - Troup	$6,325	10.40%	$2,433	4.00%	$3,649	6.00%
Tier I Capital to Average Assets:
Consolidated	$62,940	9.17%	$27,441	4.00%	N/A	N/A
Community Bank & Trust	$51,176	9.17%	$22,326	4.00%	$27,908	5.00%
Community Bank & Trust - Alabama	$4,879	8.98%	$2,174	4.00%	$2,717	5.00%
Community Bank & Trust - Troup	$6,325	8.08%	$3,132	4.00%	$3,915	5.00%

As of December 31, 2001
Total Capital to Risk Weighted Assets:
Consolidated	$63,966	13.41%	$38,174	8.00%	N/A	N/A
Community Bank & Trust	$51,399	13.24%	$31,056	8.00%	$38,820	10.00%
Community Bank & Trust - Alabama	$4,922	13.73%	$2,867	8.00%	$3,584	10.00%
Community Bank & Trust - Troup	$6,223	11.85%	$4,201	8.00%	$5,252	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$57,993	12.15%	$19,087	4.00%	N/A	N/A
Community Bank & Trust	$46,539	11.99%	$15,528	4.00%	$23,292	6.00%
Community Bank & Trust - Alabama	$4,473	12.48%	$1,433	4.00%	$2,150	6.00%
Community Bank & Trust - Troup	$5,567	10.60%	$2,101	4.00%	$3,151	6.00%
Tier I Capital to Average Assets:
Consolidated	$57,993	8.89%	$26,090	4.00%	N/A	N/A
Community Bank & Trust	$46,539	8.77%	$21,224	4.00%	$26,531	5.00%
Community Bank & Trust - Alabama	$4,473	8.69%	$2,058	4.00%	$2,573	5.00%
Community Bank & Trust - Troup	$5,567	7.93%	$2,807	4.00%	$3,509	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Deposits:  The carrying amounts of demand deposits, savings deposits and variable-rate certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowings:  The fair values of the Company's fixed rate other borrowings are estimated using discounted cash flow models based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amounts of all other variable rate borrowings approximate their fair values.

Accrued Interest:  The carrying amounts of accrued interest approximate their fair values.

Redeemable Common Stock:  The fair values of the Company's redeemable common stock approximates the recorded amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Off-Balance-Sheet Instruments:  Fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements.  Since the majority of the Company’s off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

	December 31, 2002		December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, interest-bearing
deposits in banks, and federal funds sold	$54,665,112	$54,665,112	$53,951,003	$53,951,003
Securities available-for-sale	100,355,807	100,355,807	77,901,447	77,901,447
Securities held-to-maturity	27,015,673	28,681,226	29,602,403	30,384,025
Restricted equity securities	1,215,300	1,215,300	1,215,300	1,215,300
Loans	483,625,208	485,913,998	449,138,430	463,686,000
Accrued interest receivable	5,878,195	5,878,195	6,386,768	6,368,768

Financial liabilities:
Deposits	607,354,327	612,083,135	562,214,897	570,038,749
Other borrowings	16,664,525	21,547,525	12,069,875	12,069,875
Accrued interest payable	3,882,321	3,882,321	5,362,280	5,362,280
Redeemable common stock	15,193,814	15,193,814	15,159,684	15,159,684

 NOTE 15.  SEGMENT INFORMATION

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

The Company’s reportable segments are organizations that offer different products and services.  They are managed separately because of products and services, marketing strategies, and the regulatory environments in which the Banks operate.  In addition, the Banks geographically are located in the Southeast and employ similar business strategies, and are evaluated using similar performance expectations.  The bank consulting segment operates throughout the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.   SEGMENT INFORMATION (Continued)

Selected segment information by industry segment is as follows:

	Reportable Segments

For the Year Ended December 31, 2002	Banking	Financial Supermarkets	All Other	Total

Interest income	$43,574,246	$351,805	$8,590	$43,934,641
Interest expense	16,876,262	-	70,780	16,947,042
Intersegment net interest income (expense)	(351,986)	345,660	6,326	-
Net interest income (loss)	26,697,984	351,805	(62,190)	26,987,599
Other revenue from external customers	7,993,905	10,509,667	471,425	18,974,997
Intersegment other revenues		308,743	2,187,600	2,496,343
Depreciation and amortization	2,053,725	670,468	367,203	3,091,396
Provision for loan losses	3,320,000	-	-	3,320,000
Segment profit (loss)	6,287,644	3,132,173	(1,243,768)	8,176,049
Segment assets	700,549,312	17,287,304	4,854,392	722,691,008
Expenditures for premises and equipment	2,382,700	51,622	575,759	3,010,081

For the Year Ended December 31, 2001	Banking	Financial Supermarkets	All Other	Total

Interest income	$48,884,501	$827,019	$20,865	$49,732,385
Interest expense	24,402,864	-	66,749	24,469,613
Intersegment net interest income (expense)	(822,538)	810,836	11,702	-
Net interest income (loss)	24,481,637	827,019	(45,884)	25,262,772
Other revenue from external customers	6,550,016	10,714,956	512,306	17,777,278
Intersegment other revenues	-	291,212	1,898,400	2,189,612
Depreciation and amortization	1,932,966	368,401	576,287	2,877,654
Provision for loan losses	2,364,000	-	-	2,364,000
Segment profit (loss)	5,272,935	3,062,564	(1,135,122)	7,200,377
Segment assets	644,710,872	24,232,122	4,781,293	673,724,287
Expenditures for premises and equipment	2,083,921	1,107,310	387,504	3,578,735

For the Year Ended December 31, 2000	Banking	Financial Supermarkets	All Other	Total

Interest income	$47,283,876	$813,208	$12,254	$48,109,338
Interest expense	23,291,215	-	82,469	23,373,684
Intersegment net interest income (expense)	(810,927)	798,673	12,254	-
Net interest income (loss)	23,992,661	813,208	(70,215)	24,735,654
Other revenue from external customers	5,258,886	8,845,717	488,493	14,593,096
Intersegment other revenues	-	541,569	2,120,800	2,662,369
Depreciation and amortization	1,582,541	208,817	648,783	2,440,141
Provision for loan losses	1,620,500	-	-	1,620,500
Segment profit (loss)	5,407,069	3,336,070	(1,071,968)	7,671,171
Segment assets	587,193,454	25,538,955	3,218,307	615,950,716
Expenditures for premises and equipment	2,681,650	901,234	445,552	4,028,436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.      SEGMENT INFORMATION (Continued)

	2002	2001	2000

Net Income

Total profit for reportable segments	$9,419,817	$8,335,499	$8,743,139
Non-reportable segment loss	(1,243,768)	(1,135,122)	(1,071,968)
Elimination of intersegment gains	(52,608)	(25,386)	(49,166)

Total consolidated net income	$8,123,441	$7,174,991	$7,622,005

Total Assets

Total assets for reportable segments	$717,836,616	$668,942,994	$612,732,409
Non-reportable segment assets	4,854,392	4,781,293	3,218,307
Elimination of intersegment assets	(22,444,981)	(27,515,568)	(25,627,927)

Total consolidated assets	$700,246,027	$646,208,719	$590,322,789

Expenditures for Premises and Equipment

Total expenditures for reportable segments	$2,434,322	$3,191,231	$3,582,884
Non-reportable segment assets	575,759	387,504	445,552
Elimination of intersegment gains	(150,000)	(150,000)	(341,656)

Total consolidated expenditures for
premises and equipment	$2,860,081	$3,428,735	$3,686,780

NOTE 16.   SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,

	2002	2001	2000

Data processing	$966,786	$1,052,441	$833,335
Travel expenses	1,126,738	1,434,305	906,265
Office supply expenses	811,511	876,095	611,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.   PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2002 and 2001 and condensed statements of income and cash flows of Community Bankshares, Inc. for the periods ended December 31, 2002, 2001 and 2000:

CONDENSED BALANCE SHEETS
	2002	2001

Assets
Cash	$978,973	$814,418
Investment in subsidiaries	66,491,332	58,881,732
Equipment	636,035	454,399
Other assets	2,838,784	2,983,770

Total assets	$70,945,124	$63,134,319

Liabilities
Other borrowings	$1,664,525	$2,069,875
Other liabilities	738,738	818,642

Total liabilities	2,403,263	2,888,517

Redeemable common stock	16,557,646	16,709,684

Shareholders' equity	51,984,215	43,536,118

Total liabilities, redeemable common stock,
and shareholders' equity	$70,945,124	$63,134,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
	2002	2001	2000

Income
Dividends from subsidiaries	$3,660,000	$1,680,000	$1,400,000
Interest	62,062	48,972	12,254
Other income	2,275,425	2,056,550	2,369,404

	5,997,487	3,785,522	3,781,658

Expense
Interest	70,780	66,695	82,465
Salaries and employee benefits	2,718,005	1,859,824	1,780,983
Equipment expense	451,299	682,559	768,835
Other expense	991,961	1,123,242	1,139,014

	4,232,045	3,732,320	3,771,297

Income before income tax benefits and equity
in undistributed income of subsidiaries	1,765,442	53,202	10,361

Income tax benefits	(749,699)	(628,586)	(571,777)

Income before equity in undistributed income
of subsidiaries	2,515,141	681,788	582,138

Equity in undistributed income of subsidiaries	5,647,049	6,536,953	7,089,033

Net income	$8,162,190	$7,218,741	$7,671,171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	2002	2001	2000

OPERATING ACTIVITIES
Net income	$8,162,190	$7,218,741	$7,671,171
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	292,002	494,787	622,171
Undistributed income of subsidiaries	(5,647,049)	(6,536,953)	(7,089,033)
Other operating activities	(132,911)	(632,540)	(34,958)

Net cash provided by operating activities	2,674,232	544,035	1,169,351

INVESTING ACTIVITIES
Purchases of premises and equipment	(473,638)	(286,941)	(264,370)
(Increase) decrease in notes receivable from ESOP	193,750	(1,550,000)	-

Net cash used in investing activities	(279,888)	(1,836,941)	(264,370)

FINANCING ACTIVITIES
Increase in other borrowings	-	1,450,000	-
Repayment of other borrowings	(405,350)	(224,100)	(210,125)
Proceeds from exercise of stock options	147,680	44,304	29,536
Dividends paid	(543,563)	(458,904)	(393,283)
Purchase of treasury stock	(1,428,556)	-	-

Net cash provided by (used in) financing activities	(2,229,789)	811,300	(573,872)

Net increase (decrease) in cash	164,555	(481,606)	331,109

Cash at beginning of year	814,418	1,296,024	964,915

Cash at end of year	$978,973	$814,418	$1,296,024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 28th of March, 2003.

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

Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 28th day of March, 2003.

Signature	Title
/s/ J. Alton Wingate J. Alton Wingate	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ Steven C. Adams Steven C. Adams	Director

/s/ Edwin B. Burr Edwin B. Burr	Director
/s/ H. Calvin Stovall, Jr. H. Calvin Stovall, Jr.	Director
Dean C. Swanson	Director
/s/ George D. Telford George D. Telford	Director
/s/ Dr. A. Don Windham Dr. A. Don Windham	Director
/s/ Lois M. Wood-Schroyer Lois M. Wood-Schroyer	Director
/s/ Harry L. Stephens Harry L. Stephens	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, J. Alton Wingate, President and Chief Executive Officer of Community Bankshares (the “Company”), certify that:

1.       I have reviewed this report on Form 10-K of the Company;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.       The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.       The Company’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

By: /s/ J. Alton Wingate J. Alton Wingate President and Chief Executive Officer Date: March 28, 2003

 I, Henry L. Stephens, Chief Financial Officer of Community Bankshares, Inc. (the “Company”), certify that:

1.       I have reviewed this report on Form 10-K of the Company;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.         The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.        The Company’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

By: /s/ Harry L. Stephens Harry L. Stephens Chief Financial Officer Date: March 28, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant has furnished annual reports and proxy material to security holders, and copies of such documents have been furnished to the Commission for its information.

EXHIBIT INDEX

10.3	Form of Change in Control Agreement by and between J. Alton Wingate, Harry L. Stephens, Annette R. Fricks and Wesley A. Dodd, Jr. and the Company.
10.11	Second Amendment to Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated May 1, 2002.
21	List of Subsidiaries of Registrant.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.