Form 10-Q
period 2003-03-31
COMMUNITY BANKSHARES INC /GA/
filed 2003-05-15
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

Mark One

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2003

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /  / No /X/

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2003: 2,150,710

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3
	March 31, 2003 and December 31, 2002

	Consolidated Statements of Income	4
	and Comprehensive Income for Three
	Months Ended March 31, 2003 and 2002

	Consolidated Statements of Cash Flows -	5
	Three Months Ended March 31, 2003 and 2002

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	8
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8 - K

	Signatures
	Certifications

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)

	(Unaudited)
Assets	2003	2002

Cash and due from banks	$41,894	$44,966
Interest-bearing deposits in banks	66	499
Federal funds sold	31,750	9,200
Securities available-for-sale	100,347	100,356
Securities held-to-maturity (fair value $27,233 and $28,681)	25,437	27,016
Restricted equity securities	1,243	1,215

Loans	500,803	491,368
Less allowance for loan losses	7,681	7,742
Loans, net	493,122	483,626

Premises and equipment	15,855	16,295
Other assets	17,529	17,073

Total assets	$727,243	$700,246

Liabilities, Redeemable Common Stock and Shareholders’ Equity

Deposits
Noninterest-bearing demand	$103,178	$87,650
Interest-bearing demand	146,318	146,092
Savings	33,003	30,228
Time, $100,000 and over	125,363	123,991
Other time	228,207	219,394
Total deposits	636,069	607,355
Other borrowings	16,518	16,665
Other liabilities	7,047	9,181
Total liabilities	659,634	633,201

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,266,083 and $1,363,831 at March 31, 2003 and December 31, 2002, respectively	15,292	15,194

Shareholders’ equity
Common stock, par value $1; 5,000,000 Shares authorized; 2,201,330 Shares issued	2,201	2,201
Capital surplus	6,315	6,315
Retained earnings	44,030	42,802
Accumulated other comprehensive income (loss), net of tax	1,861	1,962
Less cost of 49,472 and 34,573 shares of treasury stock at March 31, 2003 and December 31, 2002	(2,090)	(1,429)
Total shareholders’ equity	52,317	51,851

Total liabilities, redeemable common stock and shareholders’ equity	$727,243	$700,246

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

		Three Months Ended
	March 31,
		2003	-	2002

Interest income
Loans		$9,316		$9,396
Taxable securities		634		627
Nontaxable securities		759		697
Deposits in banks		2		3
Federal funds sold	-	67	-	104
Total interest income	-	10,778	-	10,827

Interest expense
Deposits		3,460		4,279
Other borrowings	-	197	-	168
Total interest expense	-	3,657	-	4,447

Net interest income		7,121		6,380
Provision for loan losses	-	546	-	529
Net interest income after Provision for loan losses		6,575		5,851

Other income
Service charges on deposit accounts		1,280		1,165
Other service charges and fees		530		337
Trust Department fees		47		33
Gains on sale of loans		55		14
Nonbank subsidiary non-interest income		881		1,939
Security transactions, net				145
Other operating income	71		183
Total other income	2,864		3,816

Other expenses
Salaries and employee benefits		4,338		4,394
Equipment expense		833		769
Occupancy expense		480		453
Other operating expenses	2,093		2,210
Total other expenses	7,744		7,826

Income before income taxes		1,695		1,841

Income tax expense	317		485

Net income		$1,378		$1,356

Other comprehensive (loss):
Unrealized losses on securities: Unrealized holding losses arising during Periods, net of tax		(101)		(221)
Reclassification adjustment for gains realized in net income	-		(87)
Total other comprehensive loss	(101)		(308)

Comprehensive income		$1,277		$1,048

Basic earnings per common share		$.64		$0.62
Diluted earnings per common share		$.64		$0.61
Cash dividends per share of common stock		$.0700		$0.0600

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)
(Unaudited)

	-	2003	-	2002

OPERATING ACTIVITIES
Net income		$1,378		$1,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		796		810
Provision for loan losses		546		529
Deferred income taxes		(113)		(306)
Net realized gains on securities available-for-sale				(145)
Net (gains) losses on sale of other real estate		5		(3)
Decrease in interest receivable		446		665
Increase in interest payable		1,289		664
Increase (decrease) in taxes payable		(208)		510
(Decrease) in accounts receivable of nonbank subsidiary		3		(846)
Decrease in work in process of nonbank subsidiary		253		253
Decrease in accruals and payables of nonbank subsidiary		(1,462)		(1,158)
Net other operating activities	-	(2,203)	-	(1,506)

Net cash provided by operating activities	-	730	823

INVESTING ACTIVITIES
Purchases of securities available-for-sale		(6,377)		(8,621)
Proceeds from sales of securities Available-for-sale		-		5,118
Proceeds from maturities of securities Available-for-sale		6,189		321
Proceeds from maturities of securities Held-to-maturity		1,579		836
Net increase in Federal funds sold		(22,550)		(18,940)
Net (decrease) in interest-bearing Deposits in banks		433		(29)
Net (increase) in loans		(10,791)		(9,466)
Purchase of premises and equipment		(251)		(500)
Proceeds from sales of other real estate	209		755

Net cash used in investing activities	(31,559)		(30,526)

FINANCING ACTIVITIES
Net increase in deposits		28,715		26,752
Repayment of other borrowings Purchase of Treasury Stock		(147)		(56)
Dividends paid	(150)		(131)

Net cash provided by Financing activities		27,757		26,565
Net decrease in cash and due from banks		$(3,072)		$(3,138)

Cash and due from banks at beginning of the period	44,966		37,182

Cash and due from banks at end of the period		$41,894		$34,044

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest		$2,368		$3,783

Income taxes		$154		$75

NONCASH TRANSACTIONS

Principal balances on loans Transferred to other real estate		$749		$2,428

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

The results of operations for the three month period ending March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

At December 31, 2002, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31
	2003		2002
Net Income, as reported		$1,378		$1,356

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		____		____

Pro forma net income	$		$

Basic - as reported		$.64		$.62

Basic - pro forma		$.64		$.62

Diluted - as reported		$.64		$.61

Diluted - pro forma		$.64		$.61

NOTE 3. EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

Three Months Ended March 31, 2003 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	1,378	2,162.64
Effect of Dilutive Securities Stock options	-0-	6	0

Diluted EPS	1,378	2,168.64

Three Months Ended March 31, 2002 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,356	2,186	$0.62
Effect of Dilutive Securities Stock options	0	19	(0.01)

Diluted EPS	$1,356	2,205	$0.61

7

NOTE 4. SEGMENT INFORMATION

Selected segment information by industry segment for the periods ended March 31, 2003 and 2002 is as follows:

	Reportable Segments (Dollars in thousands)
For the Period Ended March 31, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,780	$823	$108	$13,711
Intersegment revenues (expenses)	(40)	95	586	641
Segment profit (loss)	1,744	(77)	(312)	1,355
Segment assets	737,175	14,789	4,199	756,163

Reportable Segments (Dollars in thousands)
For the Period Ended March 31, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,712	1,976	117	14,805
Intersegment revenues (expenses)	(131)	228	548	645
Segment profit (loss)	1,437	221	(337)	1,381
Segment assets	675,181	22,879	5,015	703,075

	2003		2002

Net Income

Total profit for reportable segments		$1,666		$1,718
Non-reportable segment loss		(312)		(337)
Elimination of intersegment (gains) losses	-	24	-	(25)
Total consolidated net income		$1,378		$1,356

	2003

Total Assets

Total assets for reportable segments		$751,965
Non-reportable segment assets		4,199
Elimination of intersegment assets	-	(28,921)
Total consolidated assets		$727,243

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Management’s Discussion and Analysis

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of March 31, 2003, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2002. Total assets, loans, and deposits increased by 3.86%, 1.92% and 4.73% respectively. The growth in loans and deposits, although less than the same period in 2002, is consistent with management’s expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of March 31, 2003, the liquidity ratio was 23.61% which is within our target range of 20 - 25%. The banks have available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our overall interest rate risk was less than 3% of net interest income subjected to rising and falling rates of 200 basis points. Our guideline is to allow no more than 8% change in net interest income for these scenarios; therefore, we are within policy guidelines. We have attempted to position ourselves to minimize the impact of further changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain capital levels in relation to our assets. At March 31, 2003, the Company’s and the Bank’s capital ratios were considered satisfactory based on regulatory minimum capital requirements. The minimum capital requirements and the actual consolidated capital ratios at March 31, 2003 were as follows:

	Actual	Regulatory Minimum

Leverage	8.99%	4.00%
Risked Based Capital ratios:
Core Capital	12.19%	4.00%
Total Capital	13.44%	8.00%

Results of Operations

Net interest income for the three month period ending March 31, 2003 increase 11.61% to 7,121,000 over $6,380,000 for the same period for 2002. Interest income for the three month period was down by .45% from $10,827,000 to $10,778,000. This decrease was caused by a decline in the yield on earning assets from 7.68% in the first quarter at 2002 to 7.00% in the first quarter of 2003 offset by the increase in the volume of earning assets.. Earning assets increased by 8.34% or $50,779,000 at March 31, 2003 as compared to March 31, 2002. The largest increase in earning assets since March 31, 2002 was the increase in loans of $38,272,000 or 8.30%. Securities increased by $16,329,000 while federal funds decreased by $3,550,000. Interest expense on interest bearing deposits was down by $819,000 or 19.14% for the first three months of 2003 over the same period for 200. This decrease in expense occurred even though there was an increase of $30,736,000 or 6.12% increase in interest bearing deposits during the period due to the cost of interest bearing deposits of 2.66% in the first quarter of 2003 compared to a 3.55% cost for the first quarter of 2002. These changes resulted in an increase in the company’s net interest margin from 4.55% for the three month period ending March 31st, 2002 to 4.68% for the three month period ending March 31, 2003.

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio. We use two different methods of measuring risk in the portfolio: (a) Risk in our watch list of loans and past due ratios and (b) Percentage of classified loans. We then compare results to reserve balances to assure all identified risks are covered.

The following table furnishes information on the loan loss reserve for the current three month reporting period and the same period for 2002.

	2003	2002

Beginning Balance	$ 7,742	$ 6,652

Less Charge Offs:
Commercial Loans	(65)	(3)
Real Estate Loans	(279)	(243)
Consumer Loans	(314)	(204)

	(658)	(450)

Plus Recoveries:
Commercial Loans	4	0
Real Estate Loans	5	2
Consumer Loans	42	50

	51	52

Net Charge-offs	(607)	(398)

Provision for loan loss	546	529
Ending Balance	$ 7,681	$ 6,783

The provision for loan losses was $546,000 and $529,000 for the first three months of 2003 and 2002 respectively. The provision for loan losses for the three month period ended March 31, 2003 represented 83% of charge offs for the same period, while the provision for the first three months of 2002 represented 118% of the charge offs recorded in that period. The reserve at March 31, 2003 represented 159% of non-accrual loans while the reserve at March 31, 2002 represented 189% of non-accrual loans. Non accrual loans have increased from $3,593,000 at March 31, 2002 to $4,824,000 as of March 31, 2003. Past due loans greater than 90 days and accruing interest have decreased from $1,921,000 in 2002 to $1,879,000 in 2003. The increase in non-accrual loans is indicative of the overall state of the economy.

Our Company operates in three distinct markets, northeast Georgia, midwest Georgia and mideast Alabama. Each of these markets has seen a modest increase in unemployment and bankruptcy filings. These increases however have been lower than those experienced by the national economy as a whole.

Management is aware of a deterioration in loan quality believed to be related to the continuing decline in the overall economy. Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. As of March 31, 2003, non-accrual loans and other real estate owned totaled approximately $8,845,000. The ratio of the loan loss reserve balance to the total loan balance at March 31, 2003 was 1.53% as compared to 1.47% at March 31, 2002. As of March 31, 2003, management considered our allowance for loan losses adequate to cover any anticipated losses.

Repossessed real estate owned by the bank decreased from $4,802,000 in March 2002 to $4,022,000 in March 2003 or 16.24%. Other real estate is carried in the books at the lesser of cost or fair market value with no loss anticipated. During early April 2003 the company moved approximately $2,000,000 from non-accrual loan status to other real estate. The disposal of this property at no loss is anticipated within 90 days.

The following table is a summary of Non Accrual, Past due and Restructured Debt

March 31, 2003

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 278	$ 232	$ 14
Real Estate Loans	4,353	1,384	906
Consumer Loans	193	263	-0-

Total	$4,824	$1,879	$920

March 31, 2002

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 278	$ 406	$ 134
Real Estate Loans	2,813	1,063	980
Consumer Loans	502	452	60

Total	$3,593	$1,921	$1,174

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

Other income decreased by 24.95% or $952,000 during the three month period ended March 31, 2003 as compared to the same period for 2002. This decrease is primarily due to the termination of the agreement between Financial Supermarkets, Inc. (FSI), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce (“CIBC”) to establish banking pavilions. Due to slowing economic conditions, management anticipates fewer sales of supermarket bank units and thus anticipates a decline in revenue during 2003 as compared to 2002. It will take time and approximately 150-200 new unit sales to replace this income. At this time, management is uncertain as to when this may be accomplished. Non-interest income for the year 2003 is expected to be substantially less than it was in 2002. Service charges on deposit accounts increased by $115,000 or 9.87% for the three month period ended March 31, 2003, as compared to the same periods in 2002. Service charges on deposits increased primarily as a result of the Company’s continued growth in accounts in the totally free checking program. The gains on sale of loans increased by $41,000 during the three month period ended March 31, 2003 as compared to the same period for 2002.

Other expenses decreased by 1.05% or $82,000 for the three month period ended March 31, 2003, as compared to the same period in 2002. Salaries and benefits decreased by $56,000 or 1.27% during the three month period ended March 31, 2003 compared to the same period in 2002. Full time equivalent employees increased from 367 at the end of March 2002 to 392 at the end of March 2003. The increase in full time equivalent employees was influenced by the addition of two new supermarket banking centers and one new stand alone branch during the past year as well as the overall growth of the Company’s banking operations. The decline in salaries and benefits was a result of a reduced level of accrual of incentive compensation associated with the reduced level of sales activity at FSI. Equipment and occupancy expenses were up by 7.45% or $91,000 for the three month period ended March 31, 2003 as compared to the same period in 2002. In other operating expenses, travel expenses decreased $44,000 or 15.49% due to a slow down in travel for FSI for the three month period ending March 31, 2003 as compared to the same period in 2002. Most of the other reduction in expenses is also associated with a reduced level of activity at FSI.

We incurred income tax expenses of $317,000 which represents an effective rate of 19% for the three month period ended March 31, 2003 as compared to $485,000 which represents an effective tax rate of 26% for the same period in 2002. The decrease is due to a smaller portion of our income being fully taxable.

Net income for the three month period ended March 31, 2003, was $1,378,000 or an increase of 1.62% over the same period of 2002.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest earning assets and interest-bearing liabilities influence changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.

The Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The March 2003 model reflects an increase of .83% in net interest income and a 2.05% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 1.15% decrease in net interest income and a 4.85% increase in market value equity for a 200 basis point decrease in rates. The Company’s policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines and is protected from any significant impact due to market rate changes.

ITEM 4. CONTROLS & PROCEDURES

Our management, including the chief executive and chief financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President, CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities laws is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     99.1 Section 906 CEO Certification
     99.2 Section 906 CFO Certification

(b)     Reports on Form 8-K

          None.

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.

DATE: May 14, 2003	BY: /s/ Harry L. Stephens Harry L. Stephens, Executive Vice President and Chief Financial Officer

Certification

I, J. Alton Wingate, certify that:

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

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ J. Alton Wingate J. Alton Wingate President and Chief Executive Officer

Certification

I, Harry L. Stevens, certify that:

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

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ Harry L. Stevens Harry L. Stevens Chief Financial Officer