Form 10-Q
period 2003-06-30
COMMUNITY BANKSHARES INC /GA/
filed 2003-08-13
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2003

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2003:   2,141,860

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3
	June 30, 2003 and December 31, 2002

	Consolidated Statements of Income	4
	and Comprehensive Income for Three
	Months Ended June 30, 2003 and 2002
	and Six Months Ended June 30, 2003
	and 2002

	Consolidated Statements of Cash Flows -	5
	Six Months Ended June 30, 2003 and 2002

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	8
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8 - K

	31.1 and 31.2 Rule 13a-15(e) and 15d-15(e) Certifications

	32.1 and 32.2 Certification of Chief Executive Officer, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

	Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)
	(Unaudited)
Assets	2003	2002

Cash and due from banks	$47,637	$44,966
Interest-bearing deposits in banks	436	499
Federal funds sold	10,760	9,200
Securities available-for-sale	104,996	100,356
Securities held-to-maturity (fair value $26,004 and $28,681)	23,824	27,016
Restricted equity securities	1,243	1,215

Loans	511,141	491,368
Less allowance for loan losses	7,490	7,742
Loans, net	503,651	483,626

Premises and equipment	15,458	16,295
Other assets	19,224	17,073

Total assets	$727,229	$700,246

Liabilities, Redeemable Common Stock and Shareholders’ Equity

Deposits
Noninterest-bearing demand	$105,201	$87,650
Interest-bearing demand	152,571	146,092
Savings	33,373	30,228
Time, $100,000 and over	117,888	123,991
Other time	224,782	219,394
Total deposits	633,815	607,355
Other borrowings	16,446	16,665
Other liabilities	7,771	9,181
Total liabilities	658,032	633,201

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,371,225 and $1,363,831at June 30, 2003 and December 31, 2002, respectively	15,389	15,194

Shareholders' equity
Common stock, par value $1; 5,000,000 Shares authorized; 2,201,330 Shares issued	2,201	2,201
Capital surplus	6,315	6,315
Retained earnings	45,133	42,802
Accumulated other comprehensive income net of tax	2,692	1,962
Less cost of 59,470 and 34,573 shares of treasury stock at June 30, 2003 and December 31, 2002	(2,533)	(1,429)
Total shareholders' equity	53,808	51,851

Total liabilities, redeemable common stock and shareholders' equity	$727,229	$700,246

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Interest income	2003	2002	2003	2002
Loans	$9,431	$9,307	$18,747	$18,703
Taxable securities	613	739	1,247	1,366
Nontaxable securities	763	742	1,522	1,439
Deposits in banks	3	3	5	6
Federal funds sold	70	107	137	211
Total interest income	10,880	10,898	21,658	21,725

Interest expense
Deposits	3,211	3,985	6,671	8,264
Other borrowings	197	169	394	337
Total interest expense	3,408	4,154	7,065	8,601

Net interest income	7,472	6,744	14,593	13,124
Provision for loan losses	594	524	1,140	1,053
Net interest income after Provision for loan losses	6,878	6,220	13,453	12,071

Other income
Service charges on deposit accounts	1,326	1,326	2,606	2,491
Other service charges and fees	467	365	997	702
Gains on sale of loans	32	33	87	47
Nonbank subsidiary non-interest income	655	2,218	1,536	4,157
Security transactions, net	0	(6)	0	139
Other operating income	179	177	297	393
Total other income	2,659	4,113	5,523	7,929

Other expenses
Salaries and employee benefits	4,286	4,281	8,624	8,675
Equipment expense	828	796	1,661	1,565
Occupancy expense	499	450	979	903
Other operating expenses	2,364	2,165	4,457	4,375
Total other expenses	7,977	7,692	15,721	15,518

Income before income taxes	1,560	2,641	3,255	4,482

Income tax expense	307	768	624	1,253

Net income	$1,253	$1,873	$2,631	$3,229

Other comprehensive income :
Unrealized gains on securities: Unrealized holding gains arising during period, net of tax	831	1,184	730	963
Less: reclassification adjustment for (gains) losses realized in net income, net of tax	0	4	0	(83)
Total other comprehensive income	831	1,188	730	880

Comprehensive income	$2,084	$3,061	$3,361	$4,109

Basic earnings per common share	$.58	$.87	$1.22	$1.48
Diluted earnings per common share	.58	.86	1.22	1.47
Cash dividends per share of common stock	$.07	$.06	$.14	$.12

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$2,631	$3,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	1,616
Provision for loan losses	1,140	1,053
Deferred income taxes	418	449
Net realized gains on securities	0	(139)
Net losses on sale of other real estate	21	34
Decrease in interest receivable	146	544
Increase in interest payable	(247)	(1,091)
Increase in taxes payable	65	93
(Increase) Decrease in accounts receivable of nonblank subsidiary	(27)	559
Decrease in work in process of nonbank subsidiary	196	174
Decrease in accruals and payables of nonbank subsidiary	(1,473)	(1,107)
Net other operating activities	(703)	(2,018)

Net cash provided by operating activities	3,749	3,396

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(16,312)	(25,642)
Proceeds from sales of securities available-for-sale	0	5,119
Proceeds from maturities of securities available-for-sale	12,860	5,548
Proceeds from maturities of securities held-to-maturity	3,192	1,170
Net (decrease) in Federal funds sold	(1,560)	2,850
Net decrease in interest-bearing deposits in banks	63	101
Net (increase) in loans	(25,818)	(12,147)
Purchase of premises and equipment	(534)	(880)
Proceeds from sale of premises and equipment	0	8
Proceeds from sales of other real estate	2,195	2,500

Net cash used in investing activities	(25,914)	(21,373)

FINANCING ACTIVITIES
Net increase in deposits	26,460	19,132
Net increase in FHLB Borrowings	75	0
Repayment of other borrowings	(293)	(112)
Purchase of Treasury Stock	(1,105)	(451)
Dividends paid	(301)	(262)

Net cash provided by financing activities	24,836	18,307

Net increase in cash and de from banks	$2,671	$330

Cash and due from banks at beginning of the period	44,966	37,182

Cash and due from banks at end of the period	$47,637	$37,512

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$7,311	$9,693

Income taxes	$628	$1,291

NONCASH TRANSACTIONS

Principal balances on loans transferred to other real estate	$4,652	$3,433

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

The results of operations for the three and six month periods ending June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLAN

At June 30, 2003, the Company has a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net Income, as reported	$1,253	$1,873	$2,631	$3,229

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	0

Pro forma net income	$1,253	$1,873	$2,631	$3,229

Basic - as reported	$.58	$.87	$1.22	$1.48

Basic - pro forma	$.58	$.87	$1.22	$1.48

Diluted - as reported	$.58	$.86	$1.22	$1.47

Diluted - pro forma	$.58	$.86	$1.22	$1.47

NOTE 3.  EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

Three Months Ended June 30, 2003 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,253	2,151	$.58
Effect of Dilutive Securities Stock options	-0-	6	0

Diluted EPS	$1,253	2,157	$.58

Three Months Ended June 30, 2002 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,873	2,156	$.87
Effect of Dilutive Securities Stock options	0	6.01

Diluted EPS	$1,873	2,162	$.86

Six Months Ended June 30, 2003 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$2,631	2,156	$1.22
Effect of Dilutive Securities Stock options	0	6	0

Diluted EPS	$2,631	2,162	$1.22

Six Months Ended June 30, 2002 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$3,229	2,186	$1.48
Effect of Dilutive Securities Stock options	0	15.01

Diluted EPS	$3,229	2,201	$1.47

NOTE 4  . SEGMENT INFORMATION

Selected segment information by industry segment for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Reportable Segments (Dollars in thousands)
For the three month period ended June 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,886	$541	$177	$13,604
Intersegment revenues (expenses)	(35)	96	585	646
Segment profit (loss)	1,766	(229)	(308)	1,229
Segment assets	730,088	14,503	3,691	748,282

	Reportable Segments (Dollars in thousands)
For the three month period ended June 30, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,798	$2,228	$131	$15,157
Intersegment revenues (expenses)	(112)	210	548	646
Segment profit (loss)	1,661	577	(341)	1,897
Segment assets	668,076	15,672	5,882	689,630

	Reportable Segments (Dollars in thousands)
For the six month period ended June 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$25,666	$1,364	$285	$27,315
Intersegment revenues (expenses)	(75)	191	1,171	1,287
Segment profit (loss)	3,510	(306)	(620)	2,584
Segment assets	730,088	14,503	3,691	748,282

	Reportable Segments (Dollars in thousands)
For the six month period ended June 30, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$25,510	$4,204	$248	$29,962
Intersegment revenues (expenses)	(243)	438	1,096	1,291
Segment profit (loss)	3,098	858	(678)	3,278
Segment assets	668,076	15,672	5,882	689,630

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002

Net Income

Total profit for reportable segments	$1,538	$2,238	$3,204	$3,956
Non-reportable segment loss	(309)	(341)	(621)	(678)
Elimination of intersegment (gains) losses	24	(24)	48	(49)
Total consolidated net income	$1,253	$1,873	$2,631	$3,229

2003
Total Assets

Total assets for reportable segments	$744,591
Non-reportable segment assets	3,691
Elimination of intersegment assets	(21,053)
Total consolidated assets	$727,229

NOTE 5.  RECENT DEVELOPMENTS

Recent Developments

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002.  As of June 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclosed.

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

Financial Condition

As of June 30, 2003, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2002.  Total assets, loans, and deposits increased by 3.85%, 4.02% and 4.36%, respectively.  The growth in total assets and deposits, although less than the same period in 2002, is consistent with management’s expectations.  The growth in assets is attributable to growth in deposits and retention of earnings.  Management expects the growth to continue in the future.

Liquidity

As of June 30, 2003, our liquidity ratio was 21.34%, which is within our target range of 20 - 25%.  Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities banks.  Our have available lines of credit to meet unexpected liquidity needs.

Interest Rate Risk

Our guideline is to allow no more than 8% change in net interest income when interest rates rise or fall 200 basis points or more.  Our overall interest rate risk was less than 4% of net interest income; therefore, we are within policy guidelines.  We have attempted to position ourselves to minimize the impact of further changes in rates in either direction.

Capital

Banking regulation requires the Company and the banks to maintain capital levels in relation to our assets.  At June 30, 2003, the Company’s and the banks capital ratios were considered well capitalized based on regulatory minimum capital requirements.  The minimum capital requirements and the actual consolidated capital ratios at June 30, 2003 were as follows:

	Actual	Regulatory Minimum

Leverage	8.91%	4.00%
Risked Based Capital ratios:
Core Capital	12.12%	4.00%
Total Capital	13.37%	8.00%

Results of Operation

Net Income

Net income for the six month period ended June 30, 2003, was $2,631,000 or a decrease of 18.52%  and for the three month period ended June 30, 2003, was $1,253,000 or a decrease of 33.10% over the same period for 2002.   These decreases are directly attributable to the decrease in revenue of the nonbank subsidiary.

Net Interest Income

Net interest income for the six month period ended June 30, 2003 is up 11.19% over the same period for 2002, from $13,124,000 to $14,593,000, and is up 10.80% for the three month period ending June 30, 2003 from $6,744,000 in the same period in 2002 to $7,472,000 for 2003.  Interest income was down by 0.31% for the six month period ending June 30, 2003 from $21,725,000 to $21,658,000 and down .17% for the there month period ending June 30, 2003 from $10,898,000 to $10,880,000. The decrease was caused by the continued decline in the yield on earning assets from 7.46% during the first six months of 2002 to 6.55% during the first six months of 2003 offset by the increase in the volume of earning assets.  Earning assets had increased by 8.44% or $50,785,000 at June 30, 2003 as compared to June 30, 2002.  The largest increase in earning assets since June 30, 2002 was the increase in loans of $47,473,000 or 10.24%.  Securities increased by $5,934,000 while federal funds decreased by $2,750,000.

Interest expense was down 17.86% or $1,536,000 for the six month period ended June 30, 2003, over the same period in 2002 and down 17.96% or $746,000 for the three month period ending June 30, 2003, as compared to 2002.  These decreases were related directly to the lower rate environment.

The Company’s net interest margin was 4.84% for the six month period ended June 30, 2003 compared to 4.61% for the same period in 2002.  Our net interest margin has continued to improve during the past year as interest bearing liabilities have continued to reprice due to the Company being in an asset sensitive position.  Management anticipates a stable net interest margin over the next twelve months.  Any increase in rates would have a slight positive effect on our net interest margin.

Provision for Loan Loss

The provision for loan losses was $1,140,000 and $1,053,000 for the first six months of 2003 and 2002 respectively.  The provision for loan losses for the six month period ended June 30, 2003 represented 75% of charge offs for the same period, while the provision for the first six months of 2002 represented 113% of the charge offs recorded in that period.  The reserve at June 30, 2003 represented 523% of non-accrual loans while the reserve at June 30, 2002 represented 214% of non-accrual loans. Non accrual loans have decreased from $3,202,000 at June 30, 2002 to $1,432,000 as of June 30, 2003.  Past due loans greater than 90 days and accruing interest have increased from $1,199,000 in 2002 to $2,093,000 in 2003.

Non-accrual, Past Due and Restructured Debt

The following table is a summary of Non-accrual, Past Due and Restructured Debt:

June 30, 2003

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 251	$ 548	$ 14
Real Estate Loans	1,035	1,213	898
Consumer Loans	146	332	0

Total	$1,432	$2,093	$912

June 30, 2002

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 346	$ 276	$ 134
Real Estate Loans	2,378	662	973
Consumer Loans	478	261	58

Total	$3,202	$1,199	$1,165

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on non accrual or charged off is reversed against interest income.  Interest income on non accrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

Allowance for Loan Loss

The loan loss reserve is evaluated monthly and adjusted to reflect the risk in the portfolio in the following manner.  We use two different methods of measuring risk in the portfolio:  we evaluate the (a) risk in our watch list of loans and past due ratios and (b) percentage of classified loans.  We then compare results to reserve balances to assure any and all identified risk is covered.

The following table furnishes information on the loan loss reserve for the current six month reporting period and the same period for 2002.

	2003	2002

Beginning Balance	$ 7,742	$ 6,652

Less Charge Offs:
Commercial Loans	(181)	(93)
Real Estate Loans	(859)	(368)
Consumer Loans	(474)	(468)

	(1,514)	(929)

Plus Recoveries:
Commercial Loans	16	1
Real Estate Loans	12	5
Consumer Loans	94	86

	122	92

Net Charge-offs	(1,392)	(837)

Provision for loan loss	1,140	1,053
Ending Balance	$ 7,490	$ 6,868

The increase in charged off real estate loans is due primarily to the charge off of three loans totaling approximately $343,000.

Our Company operates in three distinct markets, northeast Georgia, midwest Georgia and mideast Alabama.  Each of these markets has seen a modest increase in unemployment and bankruptcy filings.  These increases however have been lower than those experienced by the national economy as a whole.

Management is aware of a deterioration in loan quality.  Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.  As of June 30, 2003, non-accrual loans and other real estate owned totaled approximately $7,355,000 as compared to $8,845,000 as of June 30, 2002.  The ratio of the loan loss reserve balance to the total loan balance at June 30, 2003 was 1.47% as compared to 1.48% at June 30, 2002.  As of June 30, 2003, management considered our allowance for loan losses adequate to cover any anticipated losses.

 Repossessed real estate owned by the bank increased from $3,987,000 in June 2002 to $5,923,000 in June 2003 or 48.56%.  This real estate is carried in the books at the lesser of cost or fair market value with no loss anticipated.  During early April 2003 the Company moved approximately $2,000,000 from non-accrual loan status to other real estate.

Other Income

Other income decreased by $2,406,000 or 30.34% during the six month period ended June 30, 2003 as compared to the same period for 2002 and the three month period ending June 30, 2003 showed a decrease of  $1,454,000 or 35.35% for the same three month period in 2002.  This decrease is primarily due to the termination of an agreement to establish banking pavilions between Financial Supermarkets, Inc. (“FSI”), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce (“CIBC”).  It will take time and approximately 150-200 new unit sales to replace this income.  At this time, management is uncertain as to when this may be accomplished.  Due to slowing economic conditions, management anticipates fewer sales of supermarket bank units and thus anticipates a decline in revenue during 2003 as compared to 2002.

Service charges on deposit accounts increased by $115,000 or 4.62% for the six month period ended June 30, 2003 as compared to the same period in 2002.  Service charges on deposits increased primarily as a result of the Company’s continued growth in checking accounts.  Other service charges, commissions and fees increased by 42% or $295,000 for the six month period ending June 30, 2003 and 27.95% or $102,000 for the three month period during June 30, 2003 compared to the same periods in 2002. The majority of this increase is attributed to the renegotiation of fees with our debit card service provider and the increase in volume of debit card transactions.  The gains on sale of loans increased by $40,000 during the six month period ending June 30, 2003 as compared to the same period for 2002.

Noninterest expenses increased by 1.31% or $203,000 for the six month period ending June 30, 2003 and 3.71% or $285,000 for the three month period ending June 30, 2003 compared to the same periods in 2002.  Full time equivalent employees increased from 378 at the end of June 2002 to 395 at the end of June 2003.  The increase in full time equivalent employees was influenced by the addition of two new supermarket banking centers and one new stand-alone branch during the past year as well as the overall growth of the Company’s banking operations.  The decline in salaries and benefits was a result of a reduced level of accrual of incentive compensation associated with the reduced level of sales activity at FSI.  Equipment and occupancy expenses were up by 6.97% or $172,000 for the six month period ending June 30, 2003 and 6.51% or $81,000 for the three month period ending June 30, 2003 as compared to the same periods in 2002.  Other operating expenses increased by 1.83% or $82,000 for the six month period ending June 30, 2003 and 9.19% or $199,000 for the three month period ending June 30, 2003 as compared to the same periods in 2002.  The increase is attributed to the change in our fee structure with our debit card provider and an increased effort in business development and marketing of our nonbank subsidiary.

Income Taxes

We incurred income tax expenses of $307,000 which represents an effective rate of 19.68% for the three month period ended June 30, 2003 as compared to $768,000 which represents an effective tax rate of 29% for the same period in 2002.  In addition, we incurred income tax expenses of $1,253,000 which represents an effective rate of 19.17% for the six month period ended June 30, 2003 as compared to $1,253,000 which represents an effective tax rate of 28% for the same period in 2002.  The decrease is due to a smaller portion of our income being fully taxable.

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

The Company’s objective in Gap management is to manage assets and liabilities to maintain satisfactory and consistent profitability.  Officers of each bank are charged with monitoring policies and procedures designed to ensure an acceptable asset/liability mix.  Management’s philosophy is to support asset growth primarily through growth of core deposits within the banks’ market areas.

The Company’s asset/liability mix is monitored regularly with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities that is prepared and presented to the Board of Directors of each bank on at least a quarterly basis.  Management’s objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact on earnings of substantial fluctuations in interest rates.  An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less.  The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within the relevant period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If the Company’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At June 30, 2003, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 104%, which was within its targeted range of 80% to 120%.

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes.  For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.  Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings.  The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate.  The June 2003 model reflects an increase of  2.53% in net interest income and a 17.83% decrease in market value equity for a 200 basis point increase in rates.  The same model shows a 3.49% decrease in net interest income and a 23.18% increase in market value equity for a 200 basis point decrease in rates.  The Company’s policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios.  Therefore, the Company is within its policy guidelines.

ITEM 4.                CONTROLS & PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report.  Based on, and as of the date of, that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities laws is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 9, 2003.  Total shares outstanding amounted to 2,151,858.  A total of 1,651,067 (76.70%) were represented by shareholders in attendance or by proxy.  The following directors were re-elected to serve for a one-year term.  The results of the election were as follows:

	Shares Voted:
	For	Against	Abstain

Steven C. Adams	1,651,067	0	0
Edwin B. Burr	1,651,067	0	0
H. Calvin Stovall, Jr.	1,651,067	0	0
Dean C. Swanson	1,651,067	0	0
George D. Telford	1,651,067	0	0
Dr. A. Dan Windham	1,651,067	0	0
J. Alton Wingate	1,651,067	0	0
Lois M. Wood-Schroyer	1,651,067	0	0

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 and 31.2 - Rule 13a-15(e) and 15d-15(e) Certifications

32.1 and 32.2 - Certifications of Chief Executive Officer, andChief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.

DATE: August 13, 2003	BY: /s/ Harry L. Stephens Harry L. Stephens, Executive Vice President and Chief Financial Officer