Form 10-Q
period 2003-09-30
COMMUNITY BANKSHARES INC /GA/
filed 2003-11-14
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2003:  2,144,195

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3
	September 30, 2003 and December 31, 2002

	Consolidated Statements of Income	4
	and Comprehensive Income for Three
	Months Ended September 30, 2003 and 2002
	and Nine Months Ended September 30, 2003
	and 2002

	Consolidated Statements of Cash Flows -	5
	Nine Months Ended September 30, 2003 and 2002

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	11
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8 - K	18

	31.1 and 31.2 Rule 13a-15(e) and 15d-15(e) Certifications

	32.1 and 32.2 Certification of Chief Executive Officer, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)

	(Unaudited)
Assets	2003	2002

Cash and due from banks	$35,730	$44,966
Interest-bearing deposits in banks	491	499
Federal funds sold	25,150	9,200
Securities available-for-sale	105,252	100,356
Securities held-to-maturity (fair value $24,762 and $28,681)	23,010	27,016
Restricted equity securities	1,243	1,215

Loans	517,127	491,368
Less allowance for loan losses	7,896	7,742
Loans, net	509,231	483,626

Premises and equipment	15,105	16,295
Other assets	20,022	17,073

Total assets	$735,234	$700,246

Liabilities, Redeemable Common Stock and Shareholders’ Equity

Deposits
Noninterest-bearing demand	$106,272	$87,650
Interest-bearing demand	145,918	146,092
Savings	35,176	30,228
Time, $100,000 and over	126,591	123,991
Other time	227,076	219,394
Total deposits	641,033	607,355
Other borrowings	16,300	16,665
Other liabilities	8,314	9,181
Total liabilities	665,647	633,201

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $1,224,575 and $1,363,831at September 30, 2003 and December 31, 2002, respectively	15,438	15,194

Shareholders' equity
Common stock, par value $1; 5,000,000 Shares authorized; 2,204,330 and 2,201,330 Shares issued at September 30, 2003 and December 31, 2002	2,204	2,201
Capital surplus	6,341	6,315
Retained earnings	46,607	42,802
Accumulated other comprehensive income net of tax	1,560	1,962
Less cost of 60,135 and 34,573 shares of treasury stock at September 30, 2003 and December 31, 2002	(2,563)	(1,429)
Total shareholders' equity	54,149	51,851

Total liabilities, redeemable common stock and shareholders' equity	$735,234	$700,246

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income
Loans	$9,442	$9,395	$28,189	$28,098
Taxable securities	575	720	1,822	2,086
Nontaxable securities	746	774	2,268	2,213
Deposits in banks	1	3	6	9
Federal funds sold	49	61	186	272
Total interest income	10,813	10,953	32,471	32,678

Interest expense
Deposits	2,985	3,837	9,656	12,101
Other borrowings	198	181	592	518
Total interest expense	3,183	4,018	10,248	12,619

Net interest income	7,630	6,935	22,223	20,059
Provision for loan losses	546	641	1,686	1,694
Net interest income after Provision for loan losses	7,084	6,294	20,537	18,365

Other income
Service charges on deposit accounts	1,404	1,325	4,010	3,816
Other service charges and fees	478	448	1,475	1,150
Gains on sale of loans	93	108	180	155
Nonbank subsidiary non-interest income	627	3,029	2,163	7,186
Security transactions, net	--	--	--	139
Other operating income	159	159	456	552
Total other income	2,761	5,069	8,284	12,998

Other expenses
Salaries and employee benefits	4,316	4,332	12,940	13,007
Equipment expense	822	819	2,483	2,384
Occupancy expense	497	477	1,476	1,380
Other operating expenses	2,348	2,194	6,805	6,569
Total other expenses	7,983	7,822	23,704	23,340

Income before income taxes	1,862	3,541	5,117	8,023

Income tax expense	437	1,006	1,061	2,259

Net income	$1,425	$2,535	$4,056	$5,764

Other comprehensive income :
Unrealized gains on securities: Unrealized holding gains arising during period, net of tax	(1,132)	1,331	(402)	2,294
Less: reclassification adjustment for (gains) losses realized in net income, net of tax	--	--	--	(83)
Total other comprehensive income	(1,132)	1,331	(402)	2,211

Comprehensive income	$293	$3,866	$3,654	$7,975

Basic earnings per common share	$.67	$1.17	$1.89	$2.64
Diluted earnings per common share	.66	1.16	1.88	2.64
Cash dividends per share of common stock	$.07	$.06	$.21	$.18

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$4,056	$5,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,330	2,406
Provision for loan losses	1,686	1,694
Deferred income taxes	(513)	1,116
Net realized gains on securities	--	(139)
Net losses on sale of other real estate	49	32
Decrease in interest receivable	272	640
Increase in interest payable	(985)	(3,029)
Increase in taxes payable	586	250
(Increase) Decrease in accounts receivable of nonblank subsidiary	(142)	633
Decrease in work in Process of nonbank subsidiary	319	135
Decrease in accruals and payables of nonbank subsidiary	(668)	(654)
Net other operating activities	55	(1,718)

Net cash provided by operating activities	7,044	7,130

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(25,311)	(32,233)
Proceeds from sales of securities Available-for-sale	--	5,188
Proceeds from maturities of securities Available-for-sale	19,717	8,494
Proceeds from maturities of securities Held-to-maturity	4,006	1,724
Net (increase) in Federal funds sold	(15,950)	10,265
Net (increase) in interest-bearing Deposits in banks	8	(128)
Net (increase) in loans	(32,936)	(29,038)
Purchase of premises and equipment	(826)	(1,985)
Proceeds from sale of premises and equipment	--	8
Proceeds from sales of other real estate	3,254	3,302

Net cash used in investing activities	(48,038)	(34,403)

FINANCING ACTIVITIES
Net increase in deposits	33,677	26,140
Net increase in other borrowings	75	5,000
Repayment of other borrowings	(440)	(259)
Purchase of Treasury Stock	(1,134)	(1,305)
Proceeds from exercise of stock options	30	--
Dividends paid	(451)	(392)

Net cash provided by Financing activities	31,757	29,184
Net (decrease) in cash and due from banks	$(9,236)	$1,911

Cash and due from banks at beginning of the period	44,966	37,182

Cash and due from banks at end of the period	$35,730	$39,093

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$11,233	$15,648

Income taxes	$1,498	$2,183

NONCASH TRANSACTIONS

Principal balances on loans Transferred to other real estate	$5,644	$4,041

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

The results of operations for the three and nine month periods ending September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLAN

As of September 30, 2003, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share, dollars in thousands, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Sept. 30		Six Months Ended Sept. 30
	2003	2002	2003	2002
Net Income, as reported	$1,425	$2,535	$4,056	$5,764

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	0

Pro forma net income	$1,425	$2,535	$4,056	$5,764

Basic - as reported	$.67	$1.17	$1.89	$2.64

Basic - pro forma	$.67	$1.17	$1.89	$2.64

Diluted - as reported	$.66	$1.16	$1.88	$2.64

Diluted - pro forma	$.66	$1.16	$1.88	$2.64

NOTE 3.              EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

Three Months Ended September 30, 2003 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,425	2,142	$.67
Effect of Dilutive Securities Stock options	-0-	7	(.01)

Diluted EPS	$1,425	2,149	$.66

Three Months Ended September 30, 2002 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$2,535	2,175	$1.17
Effect of Dilutive Securities Stock options	0	15	(.01)

Diluted EPS	$2,535	2,190	$1.16

Nine Months Ended September 30, 2003 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$4,056	2,151	$1.89
Effect of Dilutive Securities Stock options	0	4	(.01)

Diluted EPS	$4,056	2,155	$1.88

Nine Months Ended September 30, 2002 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$5,764	2,180	$2.64
Effect of Dilutive Securities Stock options	0	1	0

Diluted EPS	$5,764	2,181	$2.64

NOTE 4.            SEGMENT INFORMATION

Selected segment information by industry segment for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	Reportable Segments (Dollars in thousands)
For the three month period ended September 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,974	$595	$119	$13,688
Intersegment revenues (expenses)	(34)	90	585	641
Segment profit (loss)	2,218	(522)	(236)	1,460
Segment assets	745,419	14,873	4,047	764,339

	Reportable Segments (Dollars in thousands)
For the three month period ended September 30, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,996	$3,004	$103	$16,103
Intersegment revenues (expenses)	(59)	54	550	545
Segment profit (loss)	1,790	879	(261)	2,509
Segment assets	679,917	17,549	5,591	703,057

	Reportable Segments (Dollars in thousands)
For the nine month period ended September 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$38,640	$1,959	$404	$41,003
Intersegment revenues (expenses)	(109)	281	1,756	1,928
Segment profit (loss)	5,728	(828)	(856)	4,044
Segment assets	745,419	14,873	4,047	764,339

	Reportable Segments (Dollars in thousands)
For the nine month period ended September 30, 2002	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$38,506	$7,208	$351	$46,065
Intersegment revenues (expenses)	(302)	492	1,646	1,836
Segment profit (loss)	4,888	1,838	(939)	5,787
Segment assets	679,917	17,549	5,591	703,057

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2003	2002	2003	2002

Net Income

Total profit for reportable segments	$1,696	$2,770	$4,900	$6,726
Non-reportable segment loss	(236)	(261)	(856)	(939)
Elimination of intersegment (gains) losses	(35)	26	12	(23)
Total consolidated net income	$1,425	$2,535	$4,056	$5,764

2003

Total Assets

Total assets for reportable segments	$760,292
Non-reportable segment assets	4,047
Elimination of intersegment assets	(29,105)
Total consolidated assets	$735,234

NOTE 5.  RECENT DEVELOPMENTS

Recent Developments

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002.  As of September 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclose.

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

Financial Condition

As of September 30, 2003, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2002.  Total assets, loans, and deposits increased by 5.0%, 5.24% and 5.55% respectively.  The growth in total assets and deposits, although less than the same period in 2002, is consistent with management’s expectations.  The growth in assets is attributable to growth in deposits and retention of earnings.  Management expects the growth to continue in the future.

Liquidity

As of September 30, 2003, the liquidity ratio was 21.76% which is within our target range of 20 - 25%.    Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.  Our Banks have available lines of credit to meet unexpected liquidity needs.

Interest Rate Risk

Our guideline is to allow no more than 8% change in net interest income when interest rates rise or fall 200 basis points or more.  Our overall interest rate risk was less than 4% of net interest income; therefore, we are within policy guidelines.  We have attempted to position ourselves to minimize the impact of further changes in rates in either direction.

Capital

Banking regulation requires the Company and the Banks to maintain minimum capital levels in relation to our assets.  At September 30, 2003, the Company’s and the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements.  The minimum capital requirements and the actual consolidated capital ratios at September 30, 2003 were as follows:

	Actual	Regulatory Minimum

Leverage	8.98%	4.00
Core Capital	12.23%	4.00
Total Capital	13.49%	8.00

A.  Results of Operation

Net Income

Net income for the nine month period ended September 30, 2003, was $4,056,000 or a decrease of 29.62% and for the three month period ended September 30, 2003 was $1,425,000 or a decrease of 43.79% over the same period for 2002.  These decreases are directly attributable to the decrease in revenue of our nonbank subsidiary.

Net Interest Income

Net interest income for the nine month period ended September 30, 2003 is up 10.79% over the same period for 2002, from $20,059,000 to $22,223,000, and is up 10.02% for the three month period ending September 30, 2003 from $6,935,000 in the same period in 2002 to $7,630,000 for 2003.   Interest income was down by .63% for the nine month period ending September 30, 2003 from $32,678,000 to $32,471,000 and down 1.28% for the three month period ending September 30, 2003 from $10,953,000 to $10,813,000.  The decrease was caused by the continued decline in the yield on earning assets from 7.39% during the first nine months of 2002 to 6.31% during the first nine months of 2003 offset by the increase in the volume of earning assets.  Earning assets had increased by 9.188% or $56,573,000 at September 30, 2003 as compared to September 30, 2002.  The largest increase in earning assets since September 30, 2002 was the increase in loans of $37,498,000 or 7.82%.  Securities increased by $67,000 while federal funds increased by $19,055,000.

Interest expense was down 18.79% or $2,371,000 for the nine month period ended September 30, 2003, over the same period in 2002 and down 20.28% or $835,000 for the three month period ending September 30, 2003, as compared to 2002.  These decreases were related directly to the lower interest rate environment.

The Company’s net interest margin was 4.72% for the nine month period ended September 30, 2003 compared to 4.64% for the same period in 2002.  Management anticipates a stable net interest margin over the next twelve months.  Any increase in rates would have a slight positive effect on our net interest margin.

Other Income

Other income decreased by $4,714,000 or 36.27% during the nine month period ended September 30, 2003 as compared to the same period for 2002 and the three month period ending September 30, 2003 showed a decrease of  $2,308,000 or 45.53% for the same three month period in 2002.  This decrease is primarily due to the termination of an agreement to establish banking pavilions between Financial Supermarkets, Inc. (“FSI”), a nonbank subsidiary, and the Canadian Imperial Bank of Commerce (“CIBC”).  It will take time and approximately 150-200 new unit sales to replace this income.  At this time, management is uncertain as to when this may be accomplished.  Management anticipates fewer sales of supermarket bank units and thus anticipates no revenue from this segment of our business during 2003.

Service charges on deposit accounts increased by $194,000 or 5.08% for the nine month period ended September 30, 2003 as compared to the same period in 2002.  Service charges on deposits increased primarily as a result of the Company’s continued growth in checking accounts.  Other service charges, commissions and fees increased by 28.26% or $325,000 for the nine month period ending September 30, 2003 and 6.70% or $30,000 for the three month period during September 30, 2003 compared to the same periods in 2002.  The majority of this increase is attributed to the renegotiation of fees with our debit card service provider and the increase in volume of debit card transactions.  The gains on sale of loans increased by $25,000 during the nine month period ending September 30, 2003 as compared to the same period for 2002.

Non Interest Expenses

Non interest expenses increased by 1.56% or $364,000 for the nine month period ending September 30, 2003 and 2.06% or $161,000 for the three month period ending September 30, 2003 compared to the same periods in 2002.  Full time equivalent employees increased from 387 at the end of  September 2002 to 396 at the end of September 2003.  The increase in full time equivalent employees was influenced by the addition of two new supermarket banking centers and one new stand-alone branch during the past year as well as the overall growth of the Company’s banking operations.  The decline in salaries and benefits by 1.01% or $37,000 was a result of a reduced level of accrual of incentive compensation associated with the reduced level of sales activity at FSI.   Due to ongoing branching activity, equipment and occupancy expenses were up by 5.18% or $195,000 for the nine month period ending September 30, 2003 and 1.78% or $23,000 for the three month period ending September 30, 2003 as compared to the same periods in 2002.  Other operating expenses increased by 3.59% or $236,000 for the nine month period ending September 30, 2003 and 7.02% or $154,000 for the three month period ending September 30, 2003 as compared to the same periods in 2002.  The majority of this increase is attributed to the change in our fee structure with our debit card provider and an increased effort in business development and marketing of our nonbank subsidiary.  In addition, legal fees have increased by $53,000 or 42.74% due to legal services related to past due loans and other real estate owned.

Income Taxes

We incurred income tax expenses of $437,000 which represents an effective rate of 23.47% for the three month period ended September 30, 2003 as compared to $1,006,000 which represents an effective tax rate of 28.41% for the same period in 2002.  In addition, we incurred income tax expenses of $1,061,000 which represents an effective rate of 20.73% for the nine month period ended September 30, 2003 as compared to $2,259,000 which represents an effective tax rate of 28.16% for the same period in 2002.  The decrease is due to a smaller portion of our income being fully taxable.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations.  We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

B.  Asset Quality

Provision for Loan Loss

The provision for loan losses was $1,686,000 and $1,694,000 for the first nine months of 2003 and 2002 respectively.  The provision for loan losses for the nine month period ended September 30, 2003 represented 98.83% of net charge offs for the same period, while the provision for the first nine months of 2002 represented 127.5% of the net charge offs recorded in that period.  The reserve at September 30, 2003 represented 476% of non-accrual loans while the reserve at September 30, 2002 represented 180% of non-accrual loans.  Non accrual loans have decreased from $3,997,000 at September 30, 2002 to $1,658,000 as of September 30, 2003.  Past due loans greater than 90 days and accruing interest have decreased from $2,367,000 in 2002 to $2,270,000 in 2003.

Repossessed real estate owned by the bank increased from $3,751,000 in September 2002 to $5,828,000 in September 2003 or 55%.  Other real estate is carried in the books at the lesser of cost or fair market value with no loss anticipated.  During early April 2003 the Company moved approximately $2,000,000 from non-accrual loan status to other real estate.

Non-accrual, Past Due and Restructured Debt

The following table is a summary, dollars in thousands, of Non Accrual, Past due and Restructured Debt

September 30, 2003

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 249	$ 508	$ 14
Real Estate Loans	1,287	1,216	889
Consumer Loans	122	546	--

Total	$1,658	$2,270	$903

September 30, 2002

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 556	$ 456	$ 134
Real Estate Loans	531	1,691	965
Consumer Loans		220	58

Total	$3,997	$2,367	$1,157

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

The following table furnishes information on the loan loss reserve for the current nine month reporting period and the same period for 2002.

	2003	2002
	(Dollars in Thousands)

Beginning Balance	$ 7,742	$ 6,652

Less Charge Offs:
Commercial Loans	(263)	(167)
Real Estate Loans	(906)	(618)
Consumer Loans	(537)	(544)

	(1,706)	(1,329)

Plus Recoveries:
Commercial Loans	18	19
Real Estate Loans	17	17
Consumer Loans	139	133

	174	169

Net Charge-offs	(1,532)	(1,160)

Provision for loan loss	1,686	1,694
Ending Balance	$ 7,896	$ 7,186

The increase in charged off real estate loan is due primarily to three loans totaling approximately $343,000.

Our Company operates in three distinct markets, northeast Georgia, midwest Georgia and mideast Alabama.  Each of these markets has seen a modest increase in unemployment and bankruptcy filings.  These increases however have been lower than those experienced by the national economy as a whole.

Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.  As of September 30, 2003, non-accrual loans and other real estate owned totaled approximately $7,486,000 as compared to $7,748,000 as of September 30, 2002.  The ratio of the loan loss reserve balance to the total loan balance at September 30, 2003 was 1.53% as compared to 1.50% at September 30, 2002.  As of  September 30, 2003, management considered our allowance for loan losses adequate to cover any anticipated losses.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U.S. dollar interest rate changes and the Company manages this exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company does not engage in any hedging activities or enter into any derivative instruments other than mortgage backed securities, which are commonly pass through securities.   Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  For example, while interest-bearing transaction accounts are by their terms immediately repricable, competitive conditions and other circumstances usually preclude repricing such deposits proportionately with changes in rates affecting interest-earning assets.  Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may significantly affect net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates.  Also, prepayments and early withdrawal levels could deviate significantly from those reflected in the interest rate gap.  The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates.  This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Director.

At September 30, 2003, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 112% which was within its targeted range of 80% to 120%.

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes.  For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.  Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings.  The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate.  The September 2003 model reflects an increase of  2.75% in net interest income and a 15.36% decrease in market value equity for a 200 basis point increase in rates.  The same model shows a 3.63% decrease in net interest income and a 20.58% increase in market value equity for a 200 basis point decrease in rates.  The Company’s policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines.

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

                                                                     PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

           31.1 and 31.2 - Rule 13a-15(e) and 15d-15(e) Certifications

           32.1 and 32.2 - Certifications of Chief Executive Officer, and Chief Financial Officer,
                   Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

(b)  Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.

DATE: November 14, 2003	BY: /s/ Harry L. Stephens Harry L. Stephens, Executive Vice President and Chief Financial Officer