Form 10-K
period 2003-12-31
COMMUNITY BANKSHARES INC /GA/
filed 2004-03-30
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[   ] Transition Report Pursuant to Section 13 or 15(d) of
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X         No        ..

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).  Yes___  No  X

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2003:  $ 46,260,869 (based upon approximate market value of $44.38/share, the latest sales price known to the Registrant for the Common Stock at such date, for which there is no established trading market).

As of March 29, 2004, 2,139,163 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

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

                Community operates eight traditional bank branches and twenty-two banking offices in supermarkets and Wal-Mart stores in nine northeast Georgia counties.  Its traditional branches are located in Habersham, Jackson, Hall, Rabun and White Counties.  Community-Troup has two traditional branches in Troup County, Georgia and three in-store offices in Troup and adjacent Muscogee County (Columbus).  Community-Alabama operates one traditional branch in Bulloch County, Alabama and two in-store locations in adjacent Montgomery County.

                Deposits.  Each Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2003, our aggregate deposit base, totaling approximately $670.6 million, consisted of approximately $111.6 million in non-interest-bearing demand deposits (16.64% of total deposits), approximately $174 million in interest-bearing demand deposits (including money market accounts) (25.95% of total deposits), approximately $35.2 million in savings deposits (5.25% of total deposits), approximately $225.8 million in time deposits in amounts less than $100,000 (33.67% of total deposits), and approximately $124 million in time deposits of $100,000 or more (18.49% of total deposits).

                Loans.  Each Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers.  In addition, Community also operates a loan production officein Gainesville, Georgia.  The Gainesville loan production office originates loans guaranteed by the Small Business Administration (the “SBA”) and resells the guaranteed portion of such loans to others.  Each Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2003, consumer and other, real estate (including mortgage and construction loans) and commercial loans represented approximately 10.36%, 80.35% and 9.29% respectively, of our total loan portfolio.  Real estate loans made by the Banks include residential real estate, construction, acquisition and development loans, as well as loans for other purposes, which are secured by real estate.

                Commercial lending is directed principally toward businesses within the market area of the Banks or existing or potential deposit customers of the Banks.  The Gainesville loan production office, however, makes loans to individuals and businesses that are not located in its market. Commercial loan collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment.  Commercial lending decisions are based upon a determination of the borrower’s ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower’s cash flow and sales trends, as well as relevant economic conditions.  This category includes loans made to individuals, partnership or corporate borrowers and obtained for a variety of purposes.  Risks associated with these loans can be significant.  Risks include, but are not limited to, economic downturn in industry trends, deteriorated or non-existing collateral, fraud, bankruptcy and changes in interest rates.

                Loans secured by real estate, which are made to businesses, are categorized as real estate loans.  Often, real estate collateral is deemed to be superior to other collateral available to small- to medium-sized businesses.

                The Banks originate traditional first mortgage loans, through an affiliation with a mortgage banking company, to individuals for one-to-four family structures.  They offer traditional mortgage loans with loan-to-value amounts up to 95%.

                The Banks also offer nontraditional mortgage loans which they retain in their own loan portfolios.  Various types of fixed-rate and variable-rate products are available, with fixed rate loans generally limited to short-term balloon maturities.  Risks involved with residential mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, interest rate fluctuations and financial deterioration of the borrower.

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

                Additionally, the Banks make acquisition and development loans to approved developers for the purpose of developing acreage into single-family lots on which houses will be built.  The loan-to-value ratio for such loans does not exceed 85% of the developed value as defined by an independent appraisal, or 100% of the cost, whichever is less.  Loans for acquisition and development can present a high degree of risk to the Banks, depending upon, among other things, whether the developer can find buyers for the lots, whether the builders can obtain financing, and the nature of changing economic conditions.

                In addition, the Banks make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles and home improvements.  Consumer lending decisions are based on a determination of the borrower’s ability and willingness to repay the loan, which in turn are affected by such factors as the borrower’s income, job stability, previous credit history and any collateral for the loan.  Risks associated with these loans include, but are not limited to, deteriorated or non-existing collateral, a general economic downturn, bankruptcy, layoffs, fraud, and consumer financial problems.

                Lending Policy.  The current lending policy of each Bank is to offer consumer, real estate and commercial credit services to individuals and entities that meet our credit standards.  Each Bank provides its lending officers with written guidelines for lending activities.  Lending authority is delegated by the Board of Directors of the particular Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.  In addition, the Board of Directors delegates lending authority above individual loan officer limits to the Asset/Liability Committee.

                Loan Review and Non-Performing Assets.  The Company reviews the loan portfolio of each Bank to determine deficiencies and corrective action to be taken.   Senior lending officers at the Banks conduct periodic reviews of borrowers and ongoing reviews of all past due loans.  Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Bank’s Board of Directors.  The Boards of Directors review all relationships for Community over $400,000 and samples below $400,000, for Community–Alabama over $150,000 and samples below $150,000 and for Community-Troup over $275,000 and samples below $275,000, whether current or past due, are reviewed by the respective Bank’s Board of Directors at least once annually.  In addition, each Bank maintains internal classifications of problem and potential problem loans.

                Asset/Liability Management.  The Board of Directors of each Bank is charged with establishing policies to manage the assets and liabilities of each Bank.  Each Board’s task is to manage asset growth, net interest margin, liquidity and capital.  The Company directs the overall acquisition and allocation of funds based on these policies.  At monthly meetings, the asset/liability committees of the Banks comprised of senior officers of the respective Bank review a report with regard to the monthly asset and liability funds budget and income and expense budget of the Bank in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the amount of interest rate risk and equity market value exposure under varying rate environments, the ratio of loan loss reserve to outstanding loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local and state economy.

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

                Since 1984, Financial Supermarkets has assisted clients with the development of over 650 bank facilities in supermarkets and other retail locations throughout the United States.  Over its 20-year history, Financial Supermarkets has expanded the scope of its business beyond supermarket bank consulting and development to include regulatory consulting for the financial services industry, marketing consulting, a travel agency, and owning an interest in a company designed to provide wholesale internet services.

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

Employees

                At December 31, 2003, the Company had 367 full-time employees and 53 part-time employees.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and our management believes that the Company’s employee relations are good.

Supervision and Regulation

                The following discussion of statutes and regulations affecting bank holding companies and banks is a summary thereof and is qualified in its entirety by reference to such statutes and regulations.  This explanation does not purport to describe state or federal supervision and regulation of general business corporations.

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

                The payment of dividends by the Company and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Banks, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Banks.  At December 31, 2003, retained earnings available from the Banks to pay dividends totaled approximately $4.0 million without regulatory approval.  For 2003, the Company’s cash dividend payout to shareholders was 10.2% of net income.

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

                Capital Adequacy.   The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have  (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier One Capital (as defined below) to risk-weighted assets of 4%; and  (3) a minimum stockholders’ equity to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies.  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated  subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.  The revised standards have not had a significant effect on the Company’s capital requirements.

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

                The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios:    (1) A “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;  (2)  an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%;  (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%;  (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and  (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.   Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, all of the Banks were “well capitalized” institutions at December 31, 2003.

                Set forth below are pertinent capital ratios for the Company and the Banks as of December 31, 2003.

Community
		Community Alabama	Community Troup
The Company

Tier One Capital to Risk-based Assets	11.38%	14.48%	11.48%	12.03%

Total Capital to Risk-based Assets	12.63%	15.74%	12.73%	13.28%

Leverage Ratio (Tier One Capital to Average Assets)	8.50%	10.09%	8.60%	9.07%

Available Information

                The Company is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.  You may also obtain copies of the reports and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330.  The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, information and registration statements, and other information regarding registrants that file electronically with the SEC through the EDGAR system.

                The Company’s Internet website address is www.communitybankshares.com.

ITEM 2.  PROPERTIES.

                Community’s main office is located at 448 North Main Street, Cornelia, Georgia and it has seven other full-service branches in Habersham, Jackson, Hall and White counties and thirteen branches in supermarkets and Wal-Mart Stores.  In addition, Community operates seven other branches in supermarkets and Wal-Mart Stores in adjacent counties.  Community-Troup’s main office is located at 201 Broad Street, LaGrange, Georgia it has and one full-service branch,, three branches in supermarkets and Wal-Mart stores and one loan production office in Columbus, Georgia.  Community-Alabama’s main office is located at 202 N. Powell Street, Union Springs, Alabama and it has two branches in supermarkets and Wal-Mart stores.

                Community owns the property occupied by the operations center and the trust department in Cornelia and leases the property occupied by the Loan Production Office in Gainesville and Winder, Georgia.  Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases an office in Atlanta, Georgia.  Financial Properties leases office space in Jackson and Stephens Counties, Georgia.

ITEM 3.  LEGAL PROCEEDINGS.

                The Company and its subsidiaries periodically are parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues incident to their business. Management does not believe that there is any pending or threatened proceeding against the Company or its banking subsidiaries which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or its subsidiaries.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                The common stock is not traded in any established public trading market.  At December 31, 2003, there were 463    holders of record of the common stock and 2,144,195 shares of common stock issued and outstanding.  The following table sets forth certain information regarding trades of the common stock known by management for the indicated periods.  Included in the information for 2003 is the Company’s purchase of 25,562 shares at a price of $44.38 per share.  Included in the information for 2002 is the Company’s purchase of 34,573 shares at a price of $41.32 per share.

	Number		Size of Trades		Price of Trades
Year	of Trades	Aggregate Shares	Smallest	Largest	Lowest	Highest
2003	29	30,660	23 shares	8,700 shares	$41.32	$44.38
2002	69	166,976	10 shares	25,143 shares	$41.00	$48.00

                 The Company declared cash dividends of $.29, $.25 and $.21 per share in 2003, 2002 and 2001, respectively.  The Company intends to continue to pay cash dividends.  However, the amount and frequency of dividends will be determined by the Company’s Board of Directors in light of the earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. The Company’s ability to pay dividends will also be dependent on cash dividends paid to it by the Banks.  The ability of the Banks to pay dividends to the Company is restricted by applicable regulatory requirements.  See “ITEM 1 -- BUSINESS -- Supervision and Regulation.”

ITEM 6.                SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	Dollars in Thousands, Except Per Share Amounts

Selected Statement Of Income Data:

Total interest income	$43,409	$43,488	$48,502	$47,039	$40,290

Total interest expense	13,228	16,501	23,240	22,303	17,697

Net interest income	30,181	26,987	25,262	24,736	22,593

Provision for loan losses	3,296	3,320	2,364	1,620	1,637

Nonbank subsidiary income	3,122	10,586	10,826	8,915	6,720

Other income	9,102	8,378	6,951	5,678	4,790

Other expenses	31,255	31,182	30,425	27,085	23,831

Net income	6,087	8,123	7,175	7,622	6,076

Earnings per share	2.83	3.73	3.29	3.50	2.80

Diluted earnings per share	2.83	3.72	3.26	3.46	2.80

Cash dividends per share	.29	.25	0.21	0.18	0.15

Selected Balance Sheet Data:

Total assets	$766,185	$700,246	$646,209	$590,323	$516,150

Total deposits	670,604	607,354	562,215	507,495	444,056

Other borrowings	16,153	16,665	12,070	10,844	16,054

Redeemable common stock held
by ESOP net of unearned ESOP shares related to ESOP debt	15,783	15,194	15,160	15,088	13,982

Shareholders’ equity	55,659	51,853	43,443	38,249	30,820

Return on assets (1)	.84%	1.22%	1.17%	1.40%	1.23%
Return on equity (2)	8.86%	13.06%	12.73%	16.45%	14.21%
Dividend payout ratio (3)	10.24%	6.70%	6.38%	5.14%	5.36%
Equity to assets ratio (4)	9.50%	9.32%	9.20%	8.48%	8.65%

_________________________________________
(1)           Net income divided by average total assets.
(2)           Net income divided by average equity.
(3)           Dividends declared per share divided by basic earnings per share.
(4)           Average equity divided by average total assets.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATION.

                The following is a discussion and analysis of the Company’s financial condition at December 31, 2003 and 2002 and the results of operations for the three-year period ended December 31, 2003.  The purpose of the discussion is to focus on information about the Company’s financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

                Overview.  Our principal asset is the ownership of our Banks.  Accordingly, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

                We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2003, 2002 and 2001 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

                Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

                In addition to earning interest on our loans and investments, we earn income through fees we charge to our customers.  Our non-bank subsidiary enhances our ability to generate non-interest income.  However, the income generated from Financial Supermarkets is more susceptible to economic conditions and not as predictable as income generated from our Banks.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

                The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

                Critical Accounting Policies.  The accounting principles the Company follows and its methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In connection with the application of those principles, the Company has made judgments and estimates that, in the case of the determination of the allowance for loan losses have been critical to the determination of the Company’s financial position, results of operations and cash flows.

                Management’s judgment in determining the adequacy of the allowance for loan losses is based on evaluationsof the collectibility of loans in the portfolio.  The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, particular circumstances that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                Balance Sheet Review.  We experienced moderate growth during 2003.  For the year ended December 31, 2003, consolidated assets grew $65.9 million, or 9.42%, up from 2002 growth of $54 million or 8.36%.  During 2003, our average assets were $723.6 million, compared with $667.7 million during 2002.  This represents an 8.37% increase in average assets during 2003 compared with a 8.98 % increase during 2002.

Average Balance Sheet and Net Interest Margin Analysis

                The following tables set forth the amount of the Company’s interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

(Dollars in Thousands)	Year Ended December 31,
		2003			2002			2001
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets
Interest and fees on loans (1)(2)	$511,824	37,729	7.37%	$469,710	$37,423	7.97%	$436,420	$42,522	9.74%
Interest on taxable securities	62,657	2,454	3.92%	56,091	2,766	4.93%	46,585	2,703	5.80%
Interest on nontaxable securities	62,516	2,981	4.77%	62,636	2,986	4.77%	51,212	2,494	4.87%
Interest on Federal funds sold	21,983	226	1.03%	18,861	302	1.60%	20,281	748	3.69%
Interest on deposits in banks	607	20	3.29%	750	11	1.47%	687	35	5.09%
Total interest earning assets	659,587	43,410	6.58%	608,048	43,488	7.15%	555,185	48,502	8.74%
Total non-interest earning assets	64,003			59,619			57,458

Total assets	723,590			667,667			612,643

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest on demand deposits	148,886	1,285.86%		131,621	1,727	1.31%	109,766	2,565	2.34%
Interest on savings deposits	33,631	192.57%		29,826	226.76%		24,851	467	1.88%
Interest on time deposits	350,000	10,963	3.13%	336,654	13,826	4.11%	322,404	19,511	6.05%
Interest on other borrowings	16,377	789	4.82%	13,709	722	5.27%	11,501	696	6.05%
Total interest-bearing liabilities	548,894	13,229	2.41%	511,810	16,501	3.22%	468,522	23,239	4.96%
Other non-interest bearing liabilities	105,962			93,655			87,751
Shareholders’ equity (3)	68,734			62,202			56,370

Total liabilities and shareholders’ equity	723,590			667,667			612,643

Excess of interest earning assets
over interest bearing liabilities	$110,693			$96,238			$86,663
Ratio of interest earning assets
to interest bearing liabilities	120%			119%			118%
Net interest income		$30,181			$26,987			$25,263
Net interest spread			4.17%			3.93%			3.78%
Net interest margin			4.58%			4.44%			4.55%

_________________________
(1) Includes non-accrual loans of 3.18, 4.35, and 3.35 million for the years 2003, 2002 and 2001, respectively.
(2) Loans are net of unearned fees.
(3) Unrealized gains & losses are included in equity, net of taxes and includes redeemable preferred stock.

                Our total earning assets, which include investment securities, loans, federal funds sold, and interest-bearing deposits in banks increased $63.2 million or 10.03% during 2003.  During 2002, earning assets increased $45.1 million, or 7.76% over 2001.  Average earning assets for 2003 were $659.6 million, an increase of 8.48% over average earning assets in 2002 which were $608 million or an increase of 9.52% over 2001.

                Our total investments decreased in 2003 by $1.3 million or .98% from 2002 because of year-end loan growth.  Average investments in 2003 were $125.2 million for 2003, a 5.43% increase over average investments for 2002.  The net increase occurred in the available for sale portfolio.  Our total investments increased in 2002 by $19.9 million or 18.27% over 2001.  Average investments in 2002 were $118.7 million in 2002, a 21.40% increase over average investments for 2001.

Types of Investments

                The carrying amounts of securities at the dates indicated are summarized as follows:

	Dollars in Thousands
Securities Available-for-Sale	2003		2002		2001
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and agency securities	$370,191	$38,261	$32,542	$34,095	$31,638	$32,227
State and municipal securities	37,436	39,088	38,494	39,665	29,802	29,188
Mortgage-backed securities	22,640	22,597	20,994	21,542	14,579	14,611
Equity securities (1)	4,755	4,755	6,270	6,270	3,092	3,092
Total securities available for sale	$102,022	$104,701	$98,300	$101,572	$79,111	$79,118

	Dollars in Thousands
Securities Held-to-Maturity	2003		2002		2001
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
State and municipal securities	$22,628	$24,352	$27,016	$28,681	$29,602	$30,384

__________________________________________
(1)           Includes restricted equity securities.

                The Banks’ mortgage-backed portfolio consists of seventy-eight U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans usually have the right to prepay obligations with or without prepayment penalties.  Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely effecting the yield to maturity. In an increasing interest rate environment, the Banks may have an obligation yielding a return less than the current yields on securities.  However, because the majority of these mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are mitigated.

                At December 31, 2003, we had net unrealized gains of approximately $2.7 million in the securities available for sale portfolio as compared to net unrealized gains of approximately $3.3 million at December 31, 2002.  Net unrealized gains represent the difference in the amortized cost of those securities and the fair value at those dates and are included in shareholders’ equity, net of the tax effect. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run.  In 2003, we sold $2.5 million of securities classified as available for sale, realizing net gains of $77,000.  In 2002, we sold $5.1 million of securities classified as available for sale, realizing net gains of $139,000.  The held to maturity securities portfolio included net unrealized gains of approximately $1.7 million at December 31, 2003 compared to net unrealized gains of $1.7 million at December 31, 2002.   Such gains are not recognized in income or equity until such securities are sold.  U.S. Treasury, other U.S. Government agencies and corporations and mortgage-backed securities, which provide reasonable returns with limited risk, represent 47.80% of the total portfolio.  The remaining portfolio is comprised of municipal securities, and equity securities, which provide, in general, higher returns on a tax equivalent basis, with greater risk elements.

Maturities of Investments

                The amounts of securities in each category as of December 31, 2003 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.

(Dollars in Thousands)	U.S. Treasury and Other U.S. Government agencies and corporations (2)		Municipal securities (3)		Other Securities (4)
	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale (1)

One year or less	$3,354	4.14%	$670	4.34%	$2,041	1.32%

After one year
Through five years	35,064	4.68%	7,604	3.86%	--	--

After five years
Through ten years	14,211	4.77%	5,357	4.71%

After ten years	8,229	4.57%	25,457	5.15%	2,714	1.74%

Total	$60,858	4.66%	$39,088	4.82%	$4,755	1.56%

Held to Maturity (1)

One year or less			$549	4.44%

After one year
Through five years			3,580	5.08%

After five years
Through ten years			10,802	5.14%

After ten years			7,697	5.64%

Total			$22,628	5.28%

______________________

(1)	Yields were computed using book value, coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.
(2)	The above schedule includes mortgage-backed securities based on their contractual maturity date. In practice, cash flow in these securities is significantly faster than their stated maturity schedules due to the normal payments of principal and interest as well as the prepayment of the mortgage loans backing the investment.
(3)	Yields on municipal securities have not been computed on a tax equivalent basis.
(4)	Other securities consists of equity securities and are included in the under one-year maturity range because the securities have no contractual maturity date.

Loans

                Our total loans grew by $54 million during 2003 for an increase of 11.00% over 2002.  Our total loans grew in 2002 by $35.6 million for an increase of 7.81% over 2001.  During 2003, average loans were $511.8 million or an increase of 8.97% over 2002 compared to an increase during 2002 of 7.63% over 2001 to $469.7 million.  The increase in loans is primarily the result of continued loan growth in our existing markets and expansion into new market.

Types of Loans

                The amounts of loans outstanding at the indicated dates are in the following table according to the type of loan.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Commercial, financial
and agricultural	$50,690	$52,852	$53,299	$57,012	$69,429
Real estate-construction	52,786	40,342	32,397	28,120	24,208
Real estate-mortgage	385,629	338,772	313,851	274,216	230,139
Consumer and other (1)	56,361	59,401	56,243	58,561	53,093
	$545,466	$491,367	$455,790	$417,909	$376,869
Less allowance for loan losses	(7,561)	(7,742)	(6,652)	(6,307)	(5,683)
Net loans(2)	$537,905	$483,625	$449,138	$411,602	$371,186

______________________________________

(1)                Amounts are disclosed net of unearned loan income.
(2)                Commercial, financial and agricultural loans include loans held for sale in 2000 and 1999.  The Company had no loans held for sale in 2003, 2002 or 2001.

                Loans outstanding as of December 31, 1999 have been reclassified to be consistent with the presentation adopted for the year ended December 31, 2003.

Maturities And Sensitivities Of Loans To Changes In Interest Rates

                Total loans as of December 31, 2003 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years:

(Dollars in Thousands)
Maturity:
One year or less:
Commercial, financial and agricultural	$30,844
Real estate-construction	47,732
All other loans	223,024
301,600
After one year through five years:
Commercial, financial and agricultural	17,105
Real estate-construction	5,054
All other loans	189,114
211,273
After five years:
Commercial, financial and agricultural	2,741
Real estate-construction	--
All other loans	29,852
32,593

$545,466

                The following table summarizes loans at December 31, 2003 with due dates after one year which have predetermined and floating or adjustable interest rates:

(Dollars in Thousands)
Predetermined interest rates	$174,486
Floating or adjustable interest rates	69,380
$243,866

                Federal funds sold increased by $10.4 million or 113.04% from year-end 2002 to 2003.  Average federal funds for 2003 were $21.9 million or a 16.55% increase.  During 2002, average federal funds sold decreased by $1.4 million or 7% as compared to 2001.

Deposits

                The growth in total assets for the year ended December 31, 2003 was funded mainly by growth in deposits.  Consolidated deposits grew $63.2 million or 10.41% in 2003 as compared to $45.1 million or 8.03% in 2002.  Much of the increase in total deposits was concentrated in interest bearing and noninterest bearing demand deposits.  We experienced a 13.12% increase in average interest bearing demand deposits in 2003 with a 18.18% growth in average noninterest bearing demand, a 12.76% growth in average savings and a 3.96% increase in average time deposits.  During 2002, we experienced a 19.91% increase in interest-bearing demand deposits with a 13.98% increase in average noninterest bearing demand, a 20.02% increase in average savings and a 4.42% increase in average time deposits.

                We borrowed $5 million from Federal Home Loan Bank in 2002 to increase our total outstanding debt to $16.6 million.  The loan proceeds were used to fund loans.

Deposits

                Average deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below.

(Dollars in Thousands)	Year Ended December 31,
	2003		2002		2001
		Average		Average		Average
	Balance	Interest Rate	Balance	Interest Rate	Balance	Interest Rate

Noninterest-bearing demand	$ 98,022		$ 82,944		$ 72,773
Interest-bearing demand deposits	148,886.86%		131,621	1.31%	109,766	2.34%
Savings deposits	33,631.57%		29,826.76%		24,851	1.88%
Time deposits	350,000	3.13%	336,654	4.11%	322,404	6.05%
Total deposits	$630,539		$581,045		$529,794

                The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

December 31, 2003
(Dollars in Thousands)

Three months or less	$29,660
Over three through six months	25,487
Over six through twelve months	32,562
Over twelve months	36,266
$123,975

Results of Operations

                Net Income.  Our net income for 2003 was $6 million, as compared to $8.1 million in 2002, a decrease of 25.06%.  The decrease in net income between 2003 and 2002 is primarily attributable to a decrease in non-interest income due primarily to a decrease in non-bank subsidiary income from Financial Supermarkets.  Our net income for 2002 was $8.1 million, as compared to $7.2 million in 2001, an increase of 13.22% from the prior year.  The increase in net income between 2002 and 2001 is primarily attributable to an increase in non-interest income and net interest income.

                Net Interest Income.  Our results of operations are influenced by management’s ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  Our net interest income increased by $3.2 million for the year ended December 31, 2003 compared to an increase of $1.7 million for the year ended December 31, 2002.  The rate earned on interest-earning assets decreased 57 basis points in 2003 from 2002 as compared to a 159 basis points decrease in 2002 from 2001, while the rate paid on interest earning liabilities decreased by 81 basis points in 2003 as compared to a decrease of 174 basis points in 2002.  The increase in average interest earning assets in 2003 of $51.5 million over 2002, net of the increase in average interest-bearing liabilities of $37.1 million, contributed to the 11.83% increase in net interest income in 2003 as compared to an increase in average interest-earning assets in 2002 of 52.8 million over 2001, net of interest-earning liabilities of $43.3 million, which contributed to a 6.82% increase in net interest income.  The net interest margin increased from 4.44% to 4.58% during the same period.  The increase in net interest income was primarily the result of the 2003 increase over 2002 of 24 basis points in net interest spread from 3.93% to 4.17% due to a larger decrease in the costs of funds without a comparable decrease in the yield on earning  assets as compared to a decrease in 2002 over 2001 of 15 basis points from 3.78% to 3.93%.

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

	Year Ended December 31, 2003 vs. 2002
	Changes Due to:
	Rate	Volume	Increase (decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	(2,913)	3,219	306
Interest on taxable securities	(612)	300	(312)
Interest on nontaxable securities	1	(6)	(5)
Interest on Federal Funds sold	(120)	44	(76)
Interest on deposits in banks	11	(2)	9
Total interest income	(3,633)	3,555	(78)

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	(647)	205	(442)
Interest on savings deposits	(60)	26	(34)
Interest on time deposits	(3,392)	529	(2,863)
Interest on other borrowings	(65)	132	67
Total interest expense	(4,164)	892	(3,272)

Net interest income	531	2,663	3,194

	Year Ended December 31, 2002 vs. 2001
	Changes Due to:
	Rate	Volume	Increase (decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(8,168)	$3,069	$ (5,099)
Interest on taxable securities	(441)	504	63
Interest on nontaxable securities	(54)	546	492
Interest on Federal Funds sold	(397)	(49)	(446)
Interest on deposits in banks	(27)	3	(24)
Total interest income	$(9,087)	$4,073	$ (5,014)

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	$ (1,279)	441	$ (838)
Interest on savings deposits	(320)	79	(241)
Interest on time deposits	(6,514)	829	(5,685)
Interest on other borrowings	(97)	123	26
Total interest expense	$ (8,210)	$1,472	$ (6,738)

Net interest income	$ (877)	$2,601	$ 1,724

                Provision for Loan Loss.  The provision for loan losses for the year ended December 31, 2003, decreased by $24,000 from $3,320,000 for 2002 to $3,296,000 for 2003.  In 2002, the provision increased $956,000 from the 2001 level of $2,364,000.  The provision for loan losses fluctuates based on loan volume and changes in credit quality.  During 2003 and 2002, the provision for loan losses was increased as compared to 2001 due to an increased level of charged-off loans.   Management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience.  The guaranteed portions of loans generated by the loan production office are subsequently sold.  Because most loans retained by the loan production office consist of the portion of SBA loans that are not guaranteed and are out-of market, these loans require additional allowances due to the greater risk of loss in the event of default.  These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Banks.

Nonaccrual, Past Due And Restructured Loans

                Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Nonaccrual loans	$1,342	$5,107	$4,421	$1,143	$1,743

Loans contractually past due ninety days
or more as to interest or principal
payments and still accruing	2,380	3,529	1,679	1,281	1,572

Loans, the terms of which have been
renegotiated to provide a reduction
or deferral of interest or principal
because of deterioration in the
financial position of the borrower	895	1,051	1,265	744	842
	$4,617	$9,687	$7,365	$3,168	$4,157

                The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 2003 is as follows:

Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	$172

Interest income that was recorded on nonaccrual and restructured loans	$ 89

                The Banks’ policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.  Accrual of interest on such loans is resumed when in management’s judgment the collection of interest and principal become probable.  Loans classified for regulatory purposes as substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially effect future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                Nonaccrual loans, delinquent loans greater than 90 days and restructured loans decreased $5 million at year end 2003 compared to a $2.3 million increase in 2002 and a $4.2 million increase in 2001.  Delinquent and nonaccrual loans fluctuate depending on economic conditions. Due to economic conditions, the Company experienced a deterioration in credit quality that resulted in an increase in nonaccrual loans in 2002 and increased charge-off of loans in 2003.  Management has reviewed these loans and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.  The ratio of the allowance for loan losses to nonaccrual, delinquent and restructured loans increased from 80% at December 31, 2002 to 164% at December 31, 2003.

                The allowance for loan losses as a percentage of total loans outstanding at December 31, 2003, 2002 and 2001 was 1.39%, 1.58% and 1.46%, respectively.  Net charge-offs in 2003 were $3,477,000, an increase of  $1,247,000 from $2,230,000 in 2002, and the net charge-off ratio increased from .47% in 2002 to .68% in 2003.  Based on management’s evaluation of the loan portfolio, including a review of past loan losses, current conditions that may affect borrowers’ ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

Allowance for Loan Loss

                The following table summarizes the balances of loans for each year; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Balance of allowance for loan losses
at beginning of year	$7,742	$6,652	$6,307	$5,683	$4,863

Loans charged off
Commercial	(1,866)	($697)	($810)	($461)	($423)
Real estate mortgage	(1,170)	(951)	(269)	- -	(23)
Consumer	(746)	(920)	(1,129)	(693)	(632)
	(3,782)	($2,568)	($2,208)	($1,154)	($1,078)

Loans recovered
Commercial	$22	$19	$18	$16	$45
Real estate mortgage	109	121	13	- -	4
Consumer	174	198	158	141	212
	305	$338	$189	$157	$261

Net charge-offs	(3,477)	($2,230)	($2,019)	($997)	($817)

Additions to allowance charged
to operating expense during year	$3,296	$3,320	$2,364	$1,621	$1,637

Balance of allowance for loan losses
at end of year	$7,561	$7,742	$6,652	$6,307	$5,683

Ratio of net loans charged off during
the year to average loans outstanding	0.68%	0.47%	0.46%	0.25%	0.23%

                The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management’s opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors.  The Company’s allowance for loan losses was $7.6 million at December 31, 2003, representing 1.39% of total loans, compared with $7.7 million at December 31, 2002, which represented 1.58% of total loans and $6.7 million at December 31, 2001 representing 1.46% of total loans. The allowance for loan losses is reviewed regularly based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses at December 31, 2003.

                Historically, management has not allocated the Company’s allowance for loan losses to specific categories of loans. However, based on management’s best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 2003, 2002, 2001, 2000 and 1999 is summarized below:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Commercial	$1,134	$1,161	$1,330	$1,261	$1,136
Real estate	4,273	4,259	2,130	1,892	2,103
Consumer	2,154	2,322	3,192	3,154	2,444
	$7,561	$7,742	$6,652	$6,307	$5,683

	Percent of loans in Each Category of Total Loans

	December 31,
	2003	2002	2001	2000	1999

Commercial	9%	11%	12%	14%	18%
Real estate	81%	77%	76%	72%	68%
Consumer	10%	12%	12%	14%	14%
	100%	100%	100%	100%	100%

Non-Interest Income

	2003	2002	2001
	(Dollars in Thousands)

Service charges on deposit accounts	$5,605	$5,235	$4,522
Other service charges, commissions and fees	1,923	1,664	1,240
Trust department fees	250	181	130
Nonbank subsidiary income	3,122	10,586	10,826
Gain on sale of loans	297	240	167
Security transactions, net	77	139	48
Other	950	918	844
	$12,224	$18,963	$17,777

                Non-Interest Income. Non-interest income consists of income from operations of the Banks, Financial Properties and Financial Supermarkets.  Traditional non-interest income of the Banks accounted for 74.5%, or $9.1 million, of total non-interest income for 2003, 44.18%, or $8.4 million, in 2002, and 39.10%, or $6.9 million, in 2001.  The majority of the increase in non-interest income of the Banks is related to the continued growth in deposits.  Service charges on deposit accounts increased by $370,000, $713,000 and $997,000, respectively, for the years ended December 31, 2003, 2002 and 2001 as average demand deposit accounts increased 15.07% in 2003 compared to a 17.54% increase in 2002 and a 9.4% increase in 2001.  Included in non-interest income of the Banks are gains on sale of SBA loans recognized by Community of $297,000, $240,000 and $167,000 for 2003, 2002 and 2001, respectively.  This represents an increase from 2002 of $57,000 and an increase in 2002 from 2001 of $73,000.  Income associated with the sale of SBA loans fluctuates from year to year depending on loan demand.

                In 2003, non-interest income generated by other subsidiaries decreased by $7.5 million or 71% compared to 2002 and decreased by $240,000 or 2.22% in 2002 compared to 2001.  This was primarily driven by a decrease in installation of supermarket bank units by Financial Supermarkets during 2003 as compared to 2002.  This decrease was due to the termination of Financial Supermarkets’ agreement with Candadian Imperial Bank of Commerce ("CIBC") to establish banking pavilions in Florida.  In connection with that termination, Financial Supermarkets received a payment of $2 million in lieu of future income expectations, which was included in income in 2002.  Also during 2002, Financial Supermarkets received a $1 million payment for the release of the Safeway supermarket chain from its agreement with CIBC.

Non-Interest Expense

	2003	2002	2001
	(Dollars in Thousands)

Salaries and benefits	$16,564	$17,483	$16,517
Equipment expenses	2,915	2,871	2,779
Occupancy expenses	2,079	1,849	1,797
Data processing expenses	1,244	967	1,052
Travel expenses	1,164	1,127	1,434
Office supply expenses	890	812	876
Other operating expenses	6,399	6,073	5,970
	31,255	31,182	$30,425

                Non-Interest Expense.  Non-interest expenses increased for the year ended December 31, 2003 by $73,000 compared to a $757,000 increase in 2002 and a $3.3 million increase in 2001.  This represented a .23% increase in expenses for 2003,  a 2.5% increase for 2002 and a 12.33% increase for 2001.  Salaries and benefits decreased $919,000 or 5.26% in 2003 over 2002 due primarily to the reduction of incentive pay for Financial Supermarkets employees.  This compares to an increase of $765,000 or 5.84% in 2002 over 2001, which was primarily due to the staffing of new locations and an increase in incentive pay at Financial Supermarkets.

                Equipment and occupancy expenses increased by a combined $274,000 or 5.82% in 2003 over 2002 and $143,000 or 3.13% in 2002 over 2001.  The increases are due to the increased number of facilities operated by the Banks as well as additions of computer equipment.  We operated 40, 38 and 35 locations at year-end 2003, 2002, and 2001, respectively.  During 2003, we opened a new loan production office in Hall County and branch in Rabun County, Georgia.

                Data processing, travel, office supply and other operating expenses, increased by a combined $718,000 in 2003 compared to an decrease of $353,000 in 2002 and an increase of $801,000 in 2001.  The primary reason for the increase in such expenses during 2003 is attributed to the change in our fee structure with our debit card provider and an increased effort in business development and marketing of our non-bank subsidiary as well as increased legal fees due to legal services related to past due loans and other real estate owned.  Such non-interest expenses increased during 2001 primarily due to growth of the banking subsidiaries, increased costs associated with day-to-day operations and increased activity of Financial Supermarkets.

                Income Taxes.  We incurred income tax expenses of $1.8 million in 2003, which represented an effective tax rate of   22.50%, compared to tax expense of $3.3 million in 2002, or an effective tax rate of 29%.  This decrease in our effective tax rate is attributable to a reduction in state income taxes due to a reduced level of income at Financial Supermarkets.  Income tax expense increased $250,000 to $3.3 million in 2002.  The effective tax rate for 2001 was 30%.

                Liquidity.  The liquidity and capital resources of the Banks are monitored by management and on a periodic basis by state and federal regulatory authorities.  The individual Banks’ liquidity ratios at December 31, 2003 were considered satisfactory under their own guidelines as well as regulatory guidelines.  At that date, the Banks’ cash equivalents and short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

                Our cash flows are of three major types.  Cash flows from operating activities consist primarily of interest and fees received on loans, interest received on securities, Federal funds sold, and interest bearing deposits less cash paid for interest and operating expenses.  Investing activities use cash for the purchase of interest-bearing deposits, securities, fixed assets and to fund loans.  Investing activities also generate cash from the proceeds of matured interest-bearing deposits, matured securities, sales of securities, loan repayments and principal prepayments of securities.  Cash flows from financing activities generate cash from a net increase in deposit accounts, increases in other borrowed funds and the issuance of common stock.  Financing activities use cash for the payment of cash dividends and the repayment of other borrowed funds.

                The purpose of liquidity management is to ensure that cash flow is sufficient to satisfy demands for credit, withdrawals, and other needs.  Traditional sources of liquidity include asset maturities and growth in deposits.  A company may achieve its desired liquidity objectives from the management of assets and liabilities, and through funds provided by operations.  Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.  Scheduled loan payments are a relatively stable source of funds, but loan payoffs are influenced by interest rates, general economic conditions and competition and may fluctuate significantly.  The liability base provides sources of liquidity through deposit growth and accessibility to market sources of funds.  Our markets have traditionally provided us with a growing and stable deposit base.  We attempt to price our deposits to meet our asset/liability, including liquidity, objectives consistent with local market conditions.  In addition, we have lines of credit available.  We believe our sources of liquidity are stable and reliable for the foreseeable future.

                Off-Balance Sheet Arrangements.  The Company is a party to credit related financial obligations with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial obligations include commitments to extend credit and letters of credit.

                A commitment to extend credit is an agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case‑by-case basis.  The amount of collateral obtained is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

                Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  These commitments are primarily issued to local businesses.

                The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and letters of credit is represented by the contractual amount of these instruments.  The Company uses the same credit underwriting procedures for making commitments and letters of credit as for on-balance-sheet instruments.  The Company evaluates each customer’s creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.  All of these obligations involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The total amounts of these obligations does not necessarily represent future cash requirements because a significant portion of these obligations often expire without being used.

                The amounts outstanding under these financial obligations are described below as “Other Commercial Commitments.”  We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

                Contractual Obligations and Commercial Commitments.  The Banks in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2003, 2002 and 2001 were $56.8 million, $38.0 million and $35.6 million, respectively.  Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee.  Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                The following tables present the Company’s contractual obligations and commercial commitments as of December 31, 2003.

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Bank borrowings	$ 1,078	$ 534	$ 544	$ -----	$ -----
FHLB borrowings	15,075	-----	-----	5,000	10,075
Operating leases	2,471	942	1,227	175	127
Total Contractual Cash Obligations	$18,624	$1,476	$1,771	$5,175	$10,202

	Amount of Commitment Expiration per Period (Dollars in Thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Commitments to extend credit (1)	$52,733	$46,765	$5,745	$ 32	79
Customer letters of credit	4,077	4,052	25	-----	-----
Total Commercial Commitments	$56,810	$50,817	$5,770	$ 32	79

___________________
(1)  Commitments to extend credit in the “4-5 years” and "over 5 years" category primarily represent home equity lines of credit which typically have a five year draw period.

                Concentrations of Credit Risk.  Concentrations of credit risk arise when a number of borrowers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in the economy or other conditions.  The Company’s loan portfolio consists primarily of commercial and real estate loans located in the geographic markets served by the Company, making the value of the portfolio susceptible to declines in real estate values and other changes in economic conditions in such markets.  The Company does not believe it has unreasonable exposure to any individual customer.

                Capital Resources.  At December 31, 2003, the Company and Banks’ capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies.  During 2003, the Company increased capital by retaining net earnings of $5.4 million compared to an increase in 2002 of $7.6 million and an increase in 2001 of $6.7 million.  In 2003 and 2002, the company purchased $1.1 and 1.4 million in treasury stock, respectively.

                For a tabular presentation of the Banks’ capital ratios at December 31, 2003, see “BUSINESS --SUPERVISION AND REGULATION”.

                We are not aware of any other trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which if they were implemented, would have such an effect.

                Effects of Inflation.  Inflation impacts banks differently than non-financial institutions.  Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate with inflation.  A bank can reduce the impact of inflation by managing its rate sensitivity gap, which represents the difference between rate-sensitive assets and rate-sensitive liabilities.  We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate-sensitivity gap, thereby seeking to minimize the potential effects of inflation.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering possible changes in its net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company does not engage in any hedging activities or enter into any derivative instruments other than mortgage backed securities, which are commonly pass through securities.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

                The Company’s objective in Gap management is to manage assets and liabilities to maintain satisfactory and consistent profitability.  Officers of the Banks are charged with monitoring policies and procedures designed to ensure an acceptable asset/liability mix.  Management’s philosophy is to support asset growth primarily through growth of core deposits within the Banks’ market areas.

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

                A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  For example, while interest-bearing transaction accounts are by their terms immediately repricable, competitive conditions and other circumstances usually do not require repricing such deposits proportionately with changes in rates affecting interest-earning assets.  Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may significantly affect net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates.  Also, prepayments and early withdrawal levels could deviate significantly from those reflected in the interest rate gap.  The Company prepares a report monthly that measures the potential impact on net interest margin by rising or falling rates.  This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors.

                At December 31, 2003, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was     97%, which was within its targeted range of  80% to 120%.

                The following table sets forth the distribution of the repricing of the Company’s earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio.  The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive conditions and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

Consolidated Gap Report

		After
		Three	After
		Months	One
		But	Year but
	Within	Within	Within	After
	Three Months	One Year	Five Years	Five Years	Total
	(Dollars In Thousands)

Interest earning assets:
Interest-bearing deposits	$ 429	$ 0	$ 0	$ 0	$ 429
Federal funds sold	19,600	0	0	0	19,600
Investment securities	804	8,525	46,248	71,753	127,330
Loans	219,672	151,307	171,064	3,422	545,465
	$240,505	$159,832	$217,312	$ 75,175	$692,824

Interest-bearing liabilities:
Interest-bearing demand	$174,070		$ 0	$ 0	$174,070
Savings	35,157	0	0	0	35,157
Time deposits, $100,000
and over	29,660	25,487	32,562	36,266	123,975
Time deposits, less than
$100,000	50,497	97,315	77,646	382	225,840
Other borrowings	0	534	5,544	10,075	16,153
	$289,384	$123,336	$115,752	$46,723	$575,195

Interest rate sensitivity
Gap	$(48,879)	$ 36,496	$101,560	$28,452	$117,629

Cumulative interest rate
sensitivity gap	$(48,879)	$(12,383)	$ 89,177	$117,629

Interest rate sensitivity
Gap percent	83%	130%	188%	161%

Cumulative interest rate
sensitivity gap percent	83%	97%	117%	120%

                Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes.  For example, savings and money market rates are more stable than loans tied to a “Prime” rate and respond with less volatility to a market rate change.  Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings.  The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate.  The December 2003 model reflects an increase of 2.88% in net interest income and a 14.06% decrease in market value equity for a 200 basis point increase in rates.  The same model shows a 4.07% decrease in net interest income and a 19.54% increase in market value equity for a 200 basis point decrease in rates.  The Company’s policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios.  Therefore, the Company is within its policy guidelines.

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

ITEM 9A.           CONTROLS AND PROCEDURES

            Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of December 31, 2003.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The following is a brief description, as of December 31, 2003, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

Steven C. Adams (55)

Mr. Adams has been an attorney with the firm of Adams, Ellard & Frankum, P.C. since 1973.  He has been a director of the Company, Community, and Financial Supermarkets since 1990.  He was named a director of Financial Properties in 1998.

Edwin B. Burr (70)

Mr. Burr has served as a director of the Company since April of 1995 and Financial Supermarkets since 1992.  Mr. Burr has been President of Financial Solutions, a bank consulting firm since 1988.  He has been a director of Community – Alabama since 1997.

Wesley A. Dodd, Jr. (39)

Mr. Dodd has been Executive Vice-President of the Company, Community, Financial Supermarkets and Financial Properties since April 2000.  Prior to that, he was Senior Vice President for the Company, Community and Financial Properties.

Annette R. Fricks (59)

Mrs. Fricks has been an Executive Vice President and Corporate Secretary of the Company and Community since 1982 and 1967, respectively, and has also served as Corporate Secretary of Financial Supermarkets since 1984.  She was named the Executive Vice President and Corporate Secretary for Financial Properties in 1998.

David H. Gould, Jr. (57)	Mr. Gould has served as an Executive Vice President of the Company since 2002. Prior to that, he was Consumer Banking Executive for Bank of America.

Harry L. Stephens (57)

Mr. Stephens has been an Executive Vice President and the Chief Financial Officer of the Company and Community since 1992 and has served as Treasurer of Financial Supermarkets since 1986.  He has been Executive Vice President and Chief Financial Officer of Community since 1992.   He was named Executive Vice President and Treasurer of Financial Properties, Inc. in 1998

H. Calvin Stovall, Jr. (88)

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

Dean C. Swanson (72)

Mr. Swanson was President of the Standard Group, a telecommunications company until January 1999.  He is a director of Independent Telecommunications Network.  Mr. Swanson has served as a director of the Company, Community and Financial Supermarkets since 1981, 1972, and 1984, respectively.  He was named a director of Financial Properties, Inc. in 1998.

George D. Telford (83)

Mr. Telford is a retired bank executive and has served as a director of the Company and Community since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993.  He was named a director of Financial Properties, Inc. in 1998.

J. Alton Wingate (64)

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

Dr. A. Dan Windham (65)	Dr. Windham is a partner in Windham Radiology P.C. Dr. Windham has served as a Director of Community since 1996 and was elected to the Company’s Board of Directors in 2001.

Lois M. Wood-Schroyer (65)

Ms. Wood-Schroyer is the Chairman, Chief Executive Officer and President of Woods Furniture Co.  Ms. Wood-Schroyer has served as a Director of Community since 1990 and was elected to the Company’s Board of Directors in 1999.

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

Code of Ethical Conduct

                The Company has adopted a Code of Ethical Conduct that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethical Conduct is included as Exhibit 14 to this Form 10-K.

ITEM 11.                EXECUTIVE COMPENSATION.

                The following table sets forth the annual and long-term compensation paid by the Company to the Chief Executive Officer of the Company and the four other most highly compensated officers of the Company whose salary and bonus exceeded $100,000 during the last fiscal year (the “Named Executive Officers”).

Summary Compensation Table

Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary (1)	Bonus (2)	Securities Underlying Options/SARS (#)	All Other Compensation

J. Alton Wingate	2003	$345,700	$1,256,068(3)	--	$60,449(4)
President and Chief	2002	358,815	1,541,154(3)	--	43,907
Executive Officer	2001	341.700	1,427,241(3)	--	61,380

Harry L. Stephens	2003	124,231	35,000	--	24,540(5)
Executive Vice	2002	123,077	50,000	--	28,437
President and Chief	2001	110,039	52,500	--	34,435
Financial Officer

Annette R. Fricks	2003	129,423	45,000	--	22,801(6)
Executive Vice	2002	128,269	70,000	--	26,096
President and	2001	113,462	72,500	--	32,754
Corporate Secretary

Wesley A. Dodd, Jr.	2003	110,808	35,000	--	16,309(7)
Executive Vice	2002	104,404	45,000	--	17,260
President of	2001	91,962	47,500	--	17,825
Corporate Finance

David H. Gould, Jr.	2003	130,000	25,000	--	16,672(8)
Executive Vice	2002	119,191	--	--	6,342
President	2001	--	--	--	--

_______________________

(1)	Includes directors’ fees.
(2)	Bonuses are included in this report in the year paid.
(3)	Mr. Wingate’s bonus is contractually based on the performance of Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.
(4)	Included premiums of $27,133 paid for Mr. Wingate’s life insurance policies, estimated employee stock ownership plan (“ESOP”) contributions of $12,000 and 401(K) matching contributions by the Company in the amount of $2,500. Final ESOP contributions have not yet been determined for 2004.
(5)	Includes premiums of $1,944 paid for Mr. Stephens’ life insurance policies, estimated ESOP contributions of $12,000 and 401(K) matching contributions by the Company in the amount of $2,389. ESOP contributions have not yet been determined for 2004.
(6)	Includes premiums of $2,222 paid for Mrs. Fricks’ life insurance policies, estimated ESOP contributions of $12,000 and 401(K) matching contributions by the Company in the amount of $2,500. Final ESOP contributions have not yet been determined for 2004.
(7)	Includes premiums of $216 paid for Mr. Dodds’ life insurance policies, estimated ESOP contributions of $ 11,000 and 401(K) matching contributions by the Company in the amount of $ 2,187. Final ESOP contributions have not yet been determined for 2004.
(8)	Includes premiums of $1,032 paid for Mr. Gould’s life insurance policies, estimated ESOP contributions of $11,000 and 401(K) matching contributions by the Company in the amount of $1,550. Final ESOP contributions have not yet been determined for 2004.

Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (Exercisable/ Unexercisable)	Value of Unexercised In- The-Money Options At Fiscal Year-End ($) (Exercisable/ Unexercisable)

J. Alton Wingate	--	$ --	--	$ --
Harry L. Stephens	6,000	188,848	2,500/0	12,950
Annette R. Fricks	9,000	283,272	2,500/0	12,950
Wesley A. Dodd, Jr.	--	--	2,500/0	12,950
David H. Gould, Jr.	--	--	--	--
Equity Compensation Plan Information
                The following table gives information as of December 31, 2004 about equity awards under the Company’s Incentive Stock Option Plan.
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	34,000	$35.32	188,000

Equity compensation plans not approved by stockholders	--	--	--

Total	34,000	$35.32	188,000

                Directors’ Compensation.   The Chairman Emeritus of the Company’s Board of Directors, Calvin Stovall, currently receives a fee of $2,500 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $6,000 a year for service on the Company’s Board of Directors.   The directors of Community,  Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $10,000,  $3,900, $4,800 and $7,000 per year, respectively.

                Agreements with Officers.  In 2002, Messrs. Wingate, Stephens and Dodd and Ms. Fricks each entered into a Change in Control Severance Agreement with the Company.  The agreement is to remain in effect until the earlier of the termination of each executive’s employment without entitlement to the benefits under the agreement or the date that that the executive attains age 70; provided, however, the agreement may be terminated at any time by mutual written agreement of the executive and the Company.

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

Compensation Committee Interlocks and Insider Participation

                The nonemployee members of the Board of Directors of the Company reviewed the compensation of Messrs. Wingate, Stephens, Dodd and Miller and Ms. Fricks and of the Company’s other executive officers for the 2003 fiscal year.  Although Mr. Wingate participated in deliberations regarding the salaries of executive officers, Mr. Wingate did not participate in any decisions regarding his own compensation as an executive officer.

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

                Annual Bonus.  Annual bonuses for 2003, paid in the form of a cash bonus during the fourth quarter of the fiscal year, was based on annual consolidated financial results of the Company and of its subsidiaries, including general targets with respect to net income and earnings per share.  Cash bonuses were granted by the Board to Mr. Wingate based on the performance of Financial Supermarkets according to contractual obligations.  The Board set a range of bonuses (based on a percentage of salary) for all employees other than Mr. Wingate, within which range Mr. Wingate determined each other officer’s bonus, based on individual performance.

Steven C. Adams
H. Calvin Stovall
Dean C. Swanson
Lois M. Wood-Shroyer

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of March 24, 2004 by (1) each of the Named Executive Officers, (2) each of the directors of the Company, (3) each shareholder who owns greater than five percent (5%) of the Company’s securities and (4) all executive officers and directors of the Company as a group, without naming such individuals.  There were 2,151,858 shares outstanding as of that date.

Name of	Amount of Shares	Percent
Beneficial Owner (1)	Beneficially Owned	Of Class

Joye H. Adams	123,520 (1)	5.77%
Steven C. Adams	483,715(2)(3)(4)(5)(6)	22.61%
Edwin B. Burr	1,343 (7)	*
Elton S. Collins	389,375 (3)(8)(9)	18.20%
Community Bankshares, Inc. Employee Stock Ownership Plan and Trust	371,875 (3)(10)	17.38%
Wesley A. Dodd, Jr.	50,905 (11)(12)	2.37%
Annette R. Fricks	22,126 (13)(14)	1.03%
David H. Gould, Jr.	500 (15)	*
Harry L. Stephens	8,819 (16)	*
H. Calvin Stovall	165,684 (17)(18)(19)	7.75%
Dean C. Swanson	27,000 (20)(21)	1.26%
George D. Telford	69,675 (22)(23)(24)	3.26%
Dr. A. Dan Windham	8,187 (25)(26)	*
J. Alton Wingate	695,652 (2)(3)(4)(27)(28)	32.52%
Lois M. Wood-Schroyer	4,093 (29)	*

All executive officers and directors as a group (12 Persons)	1,098,324 (2)(3)(4)(5)(12)(19)(30)	51.34%

* less than one percent

(1)	Mrs. Adams’ address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
(2)	Includes an aggregate of 48,000 shares held by the Taft Chatham Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
(3)	Includes 371,875 shares held by Community Bankshares, Inc. ESOP with respect to which Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
(4)	Includes 19,500 shares held by Chatham Transport company with respect to which Messrs. Wingate and Adams share voting power.
(5)	Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
(6)	Mr. Adam’s address is 148 North Main Street, Cornelia Georgia 30531.
(7)	Does not include 1,000 shares of Common Stock owned by Mr. Burr’s wife, as to which he disclaims beneficial ownership.
(8)	Mr. Collins’ address is 1851 North Elm Street, Commerce, Georgia 30329.

(9)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(10)	The address of the ESOP is 448 North Main Street, Cornelia, Georgia 30531.
(11)	Includes presently-exercisable options to acquire 2,500 shares of common stock.
(12)	Includes 7,460 shares held by the Estate of Harry H. Purvis with respect to which Mr. Dodd serves as executor and has voting and investment control.
(13)	Includes presently-exercisable options to acquire 2,500 shares of common stock.
(14)	Does not include 2,770 shares of Common Stock owned by Ms. Fricks’ hsuband, as to which she disclaims beneficial ownership.
(15)	Includes 500 shares held jointly with Mr. Gould’s wife as to which she claims beneficial ownership.
(16)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(17)	Mr. Stovall’s address is 215 Grandview Circle, Cornelia, Georgia 30531.
(18)	Does not include 250 shares of Common Stock owned by Mr. Stovall’s wife, as to which he disclaims beneficial ownership.
(19)	Includes 130,925 shares held by Stovall Investments, LLLP with respect to which Mr. Stovall has voting and investment control.
(20)	Mr. Swanson’s address is 222 Mountain Oak Road, Cornelia, Georgia 30531.
(21)	Does not include 4,155 shares of common stock owned by Mr. Swanson’s wife, as to which he disclaims beneficial ownership.
(22)	Mr. Telford’s address is 215 Tower Avenue, Cornelia, Georgia 30531.
(23)	Does not include 10,000 shares of common stock owned by Mr. Telford’s wife, as to which he disclaims beneficial ownership.
(24)	Does not include 4,155 shares of common stock owned jointly by Mr. Telford’s wife and grandchildren, as to which he disclaims beneficial ownership.
(25)	Dr. Windham’s address is 253 Garland Bristol Road, Sautee, Georgia 30571.
(26)	Includes 500 shares held jointly with Dr. Windham’s wife as to which she claims beneficial ownership.
(27)	Mr. Wingate’s address is 186 Hillcrest Heights, Cornelia, Georgia 30531.
(28)	Does not include 4,310 shares of common stock owned by Mr. Wingate’s wife, as to which he disclaims beneficial ownership.
(29)	Ms. Wood-Schroyer’s address is 672 Buck Horn Road, Clarksville, Georgia 30523.
(30)	Includes presently-exercisable options to acquire 7,500 shares of Common Stock.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Mauldin & Jenkins, LLC was the principal independent public accountant for the Company during the year ended December 31, 2003.  Representatives of Mauldin & Jenkins, LLC  are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and to respond to appropriate questions.  The Company anticipates that Mauldin & Jenkins, LLC  will be the Company’s accountants for the 2004 fiscal year.

                During 2003 and 2002, the Company was billed the following amounts for services rendered by Mauldin & Jenkins, LLC:

                Audit Fees.  In connection with the audit of the Company’s annual consolidated financial statements and review of its Form 10‑K and the review of the Company’s interim consolidated financial statements included within Forms 10‑Q, the Company was billed approximately $122,094 in 2003 and $112,611 in 2002.  This figure includes fees for certain services that were billed to the Company in 2004 in connection with the 2003 annual audit, including out‑of‑pocket travel costs.

                Audit-Related fees.  The Company was billed approximately $0 in 2003 and $3,486 in 2002 for a Federal Home Loan Bank agreed upon procedures engagement  in 2002.

                Tax Fees. The Company was billed approximately $6,019 in 2003 and $11,596 in 2002 for  research of various tax-related issues .

                The audit committee approves all audit and non-audit services performed by the Company’s independent auditor.  Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the audit committee.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements.

The following financial statements and notes thereto of the Registrant are included in the Report:

Independent Auditor’s Report on the Financial Statement

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholder’s Equity for the years ended  December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(b)                Exhibits.

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated as of June 30, 1997 (included as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).
3.2	Bylaws of the Registrant (included as Exhibit 3.2 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, filed on July 22, 1994 with the Commission and incorporated herein by reference).
4.1	See exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws as amended, which define the rights of the holders of Common Stock of the Registrant.
10.1	Incentive Stock Option Plan, as adopted August 17, 1987 (included as Exhibit 10.1 to the Registrant’s Form S-4 Registration Statement, Commission File No. 33-81890, filed on July 22, 1994 with the Commission and incorporated herein by reference).*
10.2	Form of Change in Control Agreement, by and between J. Alton Wingate, Harry L. Stephens, Annette R. Fricks and Wesley A. Dodd, Jr. and the Company (included as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 with the Commission and incorporated herein by reference).*
10.3	Community Bankshares, Inc. 1999 Stock Award Plan, as adopted December 22, 1999 (included as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 with the Commission and incorporated herein by reference).*
10.4	Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated July 30, 2000 (included as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).
10.5	Amendment to Amended and Restated Credit Term Loan Agreement between the Registrant and SunTrust Bank dated June 8, 2001 (included as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).
10.6	Third Amendment to Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated May 31, 2003.

10.7	Business Loan and Security Agreement dated as of June 8, 2001 among the Registrant, Community Bankshares, Inc. Employee Stock Ownership Plan and Trust, Steve Adams, J. Alton Wingate and Elton Collins, not in their individual capacities, but solely as Trustees of the Community Bankshares, Inc. Employee Stock Ownership Plan and Trust (included as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2001, filed on April 1, 2002 with the Commission and incorporated herein by reference).
14	Code of Ethical Conduct.
21	List of Subsidiaries of Registrant.
31.1	Certification by J. Alton Wingate, President and Chief Executive Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Harry L. Stephens, Chief Financial Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________
*Management contract or compensatory plan or arrangement.

(c)                No reports on Form 8-K were filed during the last quarter of 2003.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Community Bankshares, Inc.
Cornelia, Georgia

                                We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc.and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with  accounting principles generally accepted in the United States of America.

Atlanta, Georgia
January 23, 2004

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002

Assets	2003	2002

Cash and due from banks	$44,728,730	$44,966,040
Interest-bearing deposits in other banks	429,119	499,072
Federal funds sold	19,600,000	9,200,000
Securities available for sale	103,458,121	100,355,807
Securities held to maturity (fair value $24,352,241 and $28,681,226)	22,628,009	27,015,673
Restricted equity securities, at cost	1,242,900	1,215,300

Loans , net of unearned income	545,465,491	491,367,564
Less allowance for loan losses	7,560,507	7,742,356
Loans, net	537,904,984	483,625,208

Premises and equipment, net	15,239,168	16,295,336
Intangible assets, net	1,090,162	1,372,862
Goodwill	968,151	788,553
Other real estate	5,271,635	3,486,429
Other assets	13,623,773	11,425,747

Total assets	$766,184,752	$700,246,027

Liabilities, Redeemable Common Stock and Shareholders' Equity

Liabilities :
Deposits:
Noninterest-bearing	$111,561,999	$87,649,520
Interest-bearing	559,042,056	519,704,807
Total deposits	670,604,055	607,354,327
Other borrowings	16,152,925	16,664,525
Other liabilities	7,986,153	9,180,811
Total liabilities	694,743,133	633,199,663

Commitments and contingencies

Redeemable common stock held by ESOP, net of unearned ESOP shares
related to ESOP debt guarantee of $973,675 and $1,363,831, respectively	15,783,013	15,193,814

Shareholders' equity
Common stock, par value $1; 5,000,000 shares
authorized; 2,204,330 and 2,201,330 shares issued and outstanding, respectively	2,204,330	2,201,330
Capital surplus	6,341,383	6,314,847
Retained earnings	48,068,691	42,802,454
Accumulated other comprehensive income	1,607,200	1,962,475
Less cost of 60,135 and 34,573 shares of treasury stock, respectively	(2,562,998)	(1,428,556)
Total shareholders' equity	55,658,606	51,852,550

Total liabilities, redeemable common stock and
shareholders' equity	$766,184,752	$700,246,027

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Interest income:
Loans, including fees	$37,729,028	$37,423,486	$42,521,921
Taxable securities	2,454,122	2,766,316	2,702,882
Nontaxable securities	2,980,700	2,985,608	2,493,558
Interest-bearing deposits in other banks	19,470	11,133	35,517
Federal funds sold	226,210	301,631	748,421
Total interest income	43,409,530	43,488,174	48,502,299

Interest expense:
Deposits	12,439,453	15,778,448	22,543,182
Other borrowings	788,864	722,126	696,345
Total interest expense	13,228,317	16,500,574	23,239,527

Net interest income	30,181,213	26,987,600	25,262,772
Provision for loan losses	3,296,000	3,320,000	2,364,000
Net interest income after provision for
loan losses	26,885,213	23,667,600	22,898,772

Other income:
Service charges on deposits accounts	5,604,858	5,235,085	4,522,010
Other service charges, commissions and fees	1,923,125	1,664,095	1,239,727
Trust department fees	249,659	181,384	130,316
Nonbank subsidiary income	3,122,404	10,585,953	10,826,046
Gain on sale of loans	296,719	240,248	166,935
Security gains, net	77,155	138,799	48,167
Other operating income	950,476	918,431	844,077
Total other income	12,224,396	18,963,995	17,777,278

Other expenses:
Salaries and employee benefits	16,563,875	17,482,745	16,517,342
Equipment expenses	2,915,152	2,870,604	2,779,346
Occupancy expenses	2,079,247	1,849,301	1,797,152
Other operating expenses	9,696,659	8,979,537	9,331,204
Total other expenses	31,254,933	31,182,187	30,425,044

Income before income taxes	7,854,676	11,449,408	10,251,006

Income tax expense	1,767,207	3,325,967	3,076,015

Net income	$6,087,469	$8,123,441	$7,174,991

Basic earnings per share	$2.83	$3.73	$3.29

Diluted earnings per share	$2.83	$3.72	$3.26

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Net income	$6,087,469	$8,123,441	$7,174,991

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:

Unrealized holding gains (losses) arising during period,
net of taxes (benefits) of $(205,988), $1,361,058
and $55,834, respectively	(308,982)	2,041,587	83,751

Reclassification adjustment for gains realized
in net income, net of taxes of $30,862,
$55,520 and $19,267, respectively	(46,293)	(83,279)	(28,900)

Other comprehensive income (loss)	(355,275)	1,958,308	54,851

Comprehensive income	$5,732,194	$10,081,749	$7,229,842

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

					Accumulated
					Other			Total
	Common Stock		Capital	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2000	2,181,830	$2,181,830	$6,142,363	$29,975,786	$(50,684)	-	$-	$38,249,295
Net income	-	-	-	7,174,991	-	-	-	7,174,991
Exercise of stock options	4,500	4,500	39,804	-	-	-	-	44,304
Cash dividends declared, $.21 per share	-	-	-	(458,904)	-	-	-	(458,904)
Adjustment for shares owned by ESOP	-	-	-	(1,621,336)	-	-	-	(1,621,336)
Other comprehensive income	-	-	-	-	54,851	-	-	54,851
Balance, December 31, 2001	2,186,330	2,186,330	6,182,167	35,070,537	4,167	-	-	43,443,201
Net income	-	-	-	8,123,441	-	-	-	8,123,441
Exercise of stock options	15,000	15,000	132,680	-	-	-	-	147,680
Cash dividends declared, $.25 per share	-	-	-	(543,563)	-	-	-	(543,563)
Adjustment for shares owned by ESOP	-	-	-	152,039	-	-	-	152,039
Other comprehensive income	-	-	-	-	1,958,308			1,958,308
Purchase of treasury stock	-	-	-	-	-	34,573	(1,428,556)	(1,428,556)
Balance, December 31, 2002	2,201,330	2,201,330	6,314,847	42,802,454	1,962,475	34,573	(1,428,556)	51,852,550
Net income	-	-	-	6,087,469	-	-	-	6,087,469
Exercise of stock options	3,000	3,000	26,536	-	-	-	-	29,536
Cash dividends declared, $.29 per share	-	-	-	(622,189)	-	-	-	(622,189)
Adjustment for shares owned by ESOP	-	-	-	(199,043)	-	-	-	(199,043)
Other comprehensive income	-	-	-	-	(355,275)	-	-	(355,275)
Purchase of treasury stock	-	-	-	-	-	25,562	(1,134,442)	(1,134,442)
Balance, December 31, 2003	2,204,330	$2,204,330	$6,341,383	$48,068,691	$1,607,200	60,135	$(2,562,998)	$55,658,606

                        See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

2003		2002	2001
OPERATING ACTIVITIES
Net income	$6,087,469	$8,123,441	$7,174,991
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,230,763	2,395,178	2,316,552
Amortization and accretion, net	412,255	613,346	494,064
Provision for loan losses	3,296,000	3,320,000	2,364,000
Provision for losses on other real estate	370,721	-	-
Deferred income taxes	183,438	(278,766)	(174,404)
Decrease in loans held for sale	-	-	1,011,458
Net gains on sale of securities available for sale	(77,155)	(138,799)	(48,167)
Gain on disposal of premises and equipment	(41,040)	(10,682)	(14,929)
Net (gains) losses on sale of other real estate	38,653	9,284	(19,498)
Decrease in interest receivable	222,851	598,875	776,553
Decrease in interest payable	(930,915)	(1,339,491)	(877,840)
Increase (decrease) in taxes payable	202,701	(305,202)	(572,346)
(Increase) decrease in accounts receivable of
nonbank subsidiary	(245,471)	917,641	860,706
(Increase) decrease in work in process of nonbank subsidiary	(82,401)	392,492	591,874
Increase (decrease) in accruals and payables of
nonbank subsidiary	149,706	(2,344,162)	(4,390,568)
Increase in loan to ESOP	-	-	(1,450,000)
Net other operating activities	(2,423,712)	(1,688,663)	(295,463)

Net cash provided by operating activities	9,393,863	10,264,492	7,746,983

INVESTING ACTIVITIES
Purchases of securities available for sale	(31,677,891)	(35,368,818)	(48,613,986)
Proceeds from sales of securities available for sale	2,486,166	5,118,419	6,749,258
Proceeds from maturities of securities available for sale	25,546,841	11,198,685	23,956,448
Proceeds from maturities of securities held to maturity	4,387,664	2,586,730	1,590,983
Net (increase) decrease in federal funds sold	(10,400,000)	7,160,000	(4,235,000)
Net (increase) decrease in interest-bearing deposits in banks	69,953	(89,554)	43,946
Net increase in loans	(63,894,160)	(41,998,377)	(40,891,325)
Purchase of premises and equipment	(1,331,247)	(2,860,081)	(3,428,735)
Proceeds from sale of premises and equipment	56,313	32,159	19,500
Proceeds from sale of other real estate	4,123,806	3,810,767	279,577

Net cash used in investing activities	(70,632,555)	(50,410,070)	(64,529,334)

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
2003		2002	2001
FINANCING ACTIVITIES
Net increase in deposits	$63,249,728	$45,139,429	$54,720,051
Increase in FHLB advances	75,000	5,000,000	-
Increase in other borrowings	-	-	1,450,000
Repayment of other borrowings	(586,600)	(405,350)	(224,100)
Proceeds from issuance of common stock	23	44	44,304
Purchase of treasury stock	(1,134,442)	(1,280,920)	-
Dividends paid	(602,327)	(523,070)	(436,666)

Net cash provided by financing activities	61,001,382	47,930,133	55,553,589

Net increase (decrease) in cash and due from banks	(237,310)	7,784,555	(1,228,762)

Cash and due from banks at beginning of year	44,966,040	37,181,485	38,410,247

Cash and due from banks at end of year	$44,728,730	$44,966,040	$37,181,485

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$14,159,232	$17,840,066	$24,117,367

Income taxes	$1,381,068	$3,903,215	$3,774,162

NONCASH TRANSACTIONS
Principal balances of loans transferred to other
real estate	$6,318,384	$4,191,599	$2,441,119

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        Nature of Business

Community Bankshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries: Community Bank & Trust located in Cornelia, Georgia; Community Bank & Trust - Alabama located in Union Springs, Alabama; and Community Bank & Trust - Troup located in LaGrange, Georgia.  Financial Supermarkets, Inc. is a wholly-owned subsidiary of Community Bank & Trust and provides a variety of bank related products and services to the financial institution industry.  Financial Properties, Inc. is a wholly-owned subsidiary of Community Bank & Trust which is a real estate sales agency that provides a variety of real estate related services.

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

In preparing the consolidated statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities.  The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

                        Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from interest-bearing deposits in other banks, loans, federal funds sold and deposits are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $16,348,000 and $13,026,000 at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Securities

Debt securities that management has the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.  Equity securities, including restricted equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities.  Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                        Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method that approximates a level yield.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is recognized on the cash-basis until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

                        Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Allowance for Loan Losses (Continued)

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower's ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                        Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the following estimated useful lives of the assets.

Years

Buildings	20-40
Furniture and equipment	3-15

                        Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.   Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.

                        Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the second quarter and determined that there was no impairment of the carrying value as of June 30, 2003.

Intangible assets consist of core deposit premiums acquired in connection with the purchase of two branches.  The core deposit premium is initially recognized based on a valuation performed as of the purchase date.  The core deposit premium is amortized over the average remaining life of the acquired customer deposits, or 10 years.

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

Assets of the trust department, other than trust cash on deposit at the Banks, are not included in these financial statements because they are not assets of the Company.

                        Nonbank Subsidiary Revenue Recognition

Financial Supermarkets, Inc. recognizes revenue and costs on its installation contracts on the completed-contract method of accounting.  Under this method, billings and costs are accumulated during the period of installation, but no profits are recorded before the completion of the work.  Provisions for estimated losses on uncompleted contracts are made at the time such losses are identified.  The majority of all installation contracts are completed within ten days.  Operating expenses, including indirect costs and administrative expenses, are charged as incurred to income and not allocated to contract costs.  Income from consulting services is recognized as services are provided and as costs and expenses are incurred for each individual contract.

                        401(k) Plan

The 401(k) plan contributions are based on a percentage of individual employee’s salary, not to exceed the amount that can be deducted for federal income tax purposes.  The Company makes matching contributions of 25% of the first 6% of each participant’s salary contribution.

                        Stock Compensation Plan

At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 8.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as any options granted under the plan would be granted at an exercise price equal to the market value of the underlying stock on the date of grant.  For the years ended December 31, 2003, 2002 and 2001, there were no options that vested and all options outstanding were exercisable.  Therefore, there is no effect on net income or earnings per share, had the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares.  Potential common shares consist of stock options.  All outstanding options have been included in the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

                        Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                        Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock Compensation Plan”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Recent Accounting Standards (Continued)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", and on December 24, 2003,   the FASB issued FASB Interpretation No. (“FIN”) 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities.  A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation.   The revised interpretation   provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004.  The Interpretations did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

NOTE 2.         SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2003:
U.S. Government and agency
securities	$37,190,996	$1,115,020	$(45,580)	$38,260,436
State and municipal securities	37,435,543	1,690,271	(37,866)	39,087,948
Mortgage-backed securities	22,640,436	206,995	(250,174)	22,597,257
Equity securities	3,512,480	-	-	3,512,480
	$100,779,455	$3,012,286	$(333,620)	$103,458,121

December 31, 2002:
U.S. Government and agency
securities	$32,542,068	$1,553,237	$(641)	$34,094,664
State and municipal securities	38,494,179	1,198,951	(28,409)	39,664,721
Mortgage-backed securities	20,994,144	549,750	(2,097)	21,541,797
Equity securities	5,054,625	-	-	5,054,625
	$97,085,016	$3,301,938	$(31,147)	$100,355,807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.         SECURITIES (Continued)

Securities Held to Maturity
December 31, 2003:
State and municipal securities	$22,628,009	$1,724,232	$-	$24,352,241

December 31, 2002:
State and municipal securities	$27,015,673	$1,666,101	$(548)	$28,681,226

The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$3,961,945	$4,023,840	$549,518	$560,548
Due from one to five years	36,787,223	38,119,903	3,579,612	3,752,127
Due from five to ten years	9,456,593	9,747,577	10,801,907	11,701,753
Due after ten years	24,420,778	25,457,064	7,696,972	8,337,813
Mortgage-backed securities	22,640,436	22,597,257	-	-
	$97,266,975	$99,945,641	$22,628,009	$24,352,241

Securities with a carrying value of $80,709,001 and $72,301,110 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2003	2002	2001
Gross gains	$77,155	$138,799	$91,236
Gross losses	-	-	(43,069)
Net realized gains	$77,155	$138,799	$48,167

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency securities	$6,072,031	$45,580	$-	$-	$6,072,031	$45,580
State and municipal securities	1,755,057	37,866	-	-	1,755,057	37,866
Mortgage-backed securities	13,964,356	248,423	122,219	1,751	14,086,575	250,174

Total temporarily impaired securities	$21,791,444	$331,869	$122,219	$1,751	$21,913,663	$333,620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.         SECURITIES (Continued)

The Company currently has nine (9) U.S. Government agencies, four (4) state municipals, and twenty-seven mortgage backed securities with unrealized losses.  Of the forty (40) securities with unrealized losses, only one security (a mortgage backed) has been in an unrealized loss position for greater than 12 months.  The unrealized loss related to that security has not exceeded $3,376 during the period held in the portfolio.  The unrealized losses in the portfolio are believed to be temporary due to all securities meeting the criteria of acceptable investment grade and all being backed by government agencies or municipalities.  In the event that these securities are held to maturity, no losses should be realized.

NOTE 3.         LOANS

The composition of loans is summarized as follows:

	December 31
	2003	2002
Commercial, financial and agricultural	$50,690,454	$52,852,421
Real estate – construction	52,785,826	40,341,826
Real estate – mortgage	385,628,810	338,772,013
Consumer	52,744,685	53,004,046
Other	3,789,474	6,632,026
	545,639,249	491,602,332
Unearned income and net deferred fees and costs	(173,758)	(234,768)
Allowance for loan losses	(7,560,507)	(7,742,356)
Loans, net	$537,904,984	$483,625,208

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2003	2002	2001
Balance, beginning of year	$7,742,356	$6,652,093	$6,306,620
Provision charged to operations	3,296,000	3,320,000	2,364,000
Loans charged off	(3,782,286)	(2,567,679)	(2,207,588)
Recoveries of loans previously charged off	304,437	337,942	189,061
Balance, end of year	$7,560,507	$7,742,356	$6,652,093

The following is a summary of information pertaining to impaired loans:

	December 31,
	2003	2002
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	3,561,668	6,156,732
Total impaired loans	$3,561,668	$6,156,732
Valuation allowance related to impaired loans	$939,817	$1,362,467
Nonaccrual loans	$1,341,409	$5,105,568
Loans past due 90 days or more and still accruing	$2,380,000	$3,529,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.         LOANS (Continued)

	Years Ended December 31,
	2003	2002	2001

Average investment in impaired loans	$4,156,759	$5,509,950	$4,155,397
Interest income recognized on impaired loans	$88,624	$297,339	$110,067

In the ordinary course of business, the Banks have granted loans to certain related parties, including directors, executive officers and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$4,638,206
Advances, including renewals	2,597,466
Repayments, including renewals	(2,572,331)
Change in director	(1,004,452)
Balance, end of year	$3,658,889

NOTE 4.         PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2003	2002
Land	$3,469,345	$3,465,045
Buildings	10,258,247	10,113,352
Equipment	20,286,858	19,589,739
Construction in process	21,123	-
	34,035,573	33,168,136
Accumulated depreciation	(18,796,405)	(16,872,800)
	$15,239,168	$16,295,336

                        Leases

The Company has leased various properties under noncancelable agreements which expire at various times through 2011 and require minimum annual rentals.  The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2004	$942,258
2005	722,006
2006	505,447
2007	150,348
2008	24,281
Thereafter	126,532
$2,470,872

The total rental expense for the years ended December 31, 2003, 2002 and 2001 was $921,251, $754,856 and $712,105 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.         INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premiums	$2,951,362	$1,886,200	$2,951,362	$1,609,000
Other intangibles	130,000	105,000	130,000	99,500
Total	$3,081,362	$1,991,200	$3,081,362	$1,708,500

The amortization expense for the years ended December 31, 2003, 2002 and 2001 was $412,255, $613,346 and $494,064, respectively.

The estimated amortization expense for each of the next five years is as follows:

2004	$282,700
2005	282,700
2006	282,700
2007	239,062
2008	3,000

Investment in common stock of Internet EMC, Inc.

The Company accounts for its investment in Internet EMC, Inc., a 31% owned affiliate, by the equity method of accounting under which the Company's share of the net loss of the affiliate is recognized as expense in the Company's income statement and subtracted from the investment account.

The carrying value of the Company's investment exceeded its share of the underlying equity in the net assets of Internet EMC, Inc. by $786,217 and $606,618 at December 31, 2003 and 2002, respectively.  In accordance with generally accepted accounting principles, this difference is considered to be goodwill and is evaluated for impairment annually.  The increase in goodwill for the year ended December 31, 2003 represents an increased investment in Internet EMC, Inc. of $312,500, of which $179,598 has been recognized as goodwill.

Changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2003	2002	2001

Beginning balance	$788,553	788,553	$788,553
Goodwill acquired	179,598	-	-
Ending balance	$968,151	788,553	$788,553

For the year ended December 31, 2001, net income that would have been reported exclusive of amortization expense recognized related to goodwill that is no longer being amortized would be $7,228,837, or $3.30 and $3.28 per basic and diluted earnings per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.         DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $123,975,243 and $123,990,612 respectively.  The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$235,520,925
2005	47,125,487
2006	15,047,392
2007	22,026,840
2008	29,712,596
Thereafter	381,748
$349,814,988

Overdraft demand deposits reclassified to loans totaled $866,767 and $391,231 at December 31, 2003 and 2002, respectively.

NOTE 7.         OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2003	2002
Note payable to bank, principal of $56,025 due quarterly plus interest at prime minus 1% or 3.00% at December 31, 2003, collateralized by 50,000 shares of common stock of Community Bank & Trust,
matures July 31, 2004.	$171,675	$395,775
Revolving credit note to bank, principal of $90,625 due quarterly plus interest at prime minus 1% or 3.00% at December 31, 2003, collateralized by 50,000 shares of common stock of Community
Bank & Trust and assignment of note receivable from ESOP,
matures June 30, 2006 (see Note 8).	906,250	1,268,750
Advance from Federal Home Loan Bank with interest due quarterly
at 5.95%, due February 8, 2010.	10,000,000	10,000,000
Advance from Federal Home Loan Bank with interest due quarterly at
2.82%, due September 4, 2007.	5,000,000	5,000,000
Economic Development and Growth Enhancement advance from
Federal Home Loan Bank at 0% due April 1, 2013.	75,000	-
	$16,152,925	$16,664,525

Contractual maturities of other borrowings as of December 31, 2003 are as follows:

2004	$534,175
2005	362,500
2006	181,250
2007	5,000,000
2008	-
Thereafter	10,075,000
$16,152,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER BORROWINGS (Continued)

The advances from Federal Home Loan Bank are secured by certain qualifying loans of approximately $95,729,000 and Federal Home Loan Bank stock of $1,192,900.

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling $57,722,000 at December 31, 2003.  There were no other advances outstanding at December 31, 2003 or 2002.

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

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Under option, beginning of year	37,000	$33.25	52,000	$26.50	59,000	$25.66
Granted	-	-	-	-	-	-
Exercised	(3,000)	9.85	(15,000)	9.85	(4,500)	9.85
Forfeited	-		-	-	(2,500)	36.72
Under option, end of year	34,000	$35.32	37,000	$33.25	52,000	$26.50
					-
Options exercisable at year-end	34,000	$35.32	37,000	$33.25	52,000	$26.50
Weighted-average fair value of
options granted during the year		$-		$-		$-

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$9.85	4,500	1 year	$9.85	4,500	$9.85
$39.20	29,500	6 years	$39.20	29,500	$39.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted during the years ending December 31, 2003,  2002, and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.         EMPLOYEE BENEFIT PLANS (Continued)

                        401(k) Plan

The Company has a contributory 401(k) retirement plan covering substantially all employees.  Contributions to the plan charged to expense for the years ended December 31, 2003, 2002 and 2001 amounted to $119,586, $122,632 and $115,647, respectively.

                        Employee Stock Ownership Plan

The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet certain eligibility requirements, subject to certain IRS limits.  Contributions to the ESOP are determined by the Board of Directors of the Company taking into consideration the financial condition and fiscal requirements of the Company and such other factors as the Board of Directors may deem pertinent and applicable under the circumstances.   In 2001, the ESOP incurred debt when the Company loaned the ESOP $1,550,000 from the proceeds the Company received from its revolving credit note to an independent financial institution (See Note 7).  All dividends received by the ESOP are used to pay debt service.  Originally 38,065 ESOP shares were pledged as collateral for its debt.  As the debt is repaid, shares are released from collateral and allocated to employees based on the proportion of debt service paid in the year.  As shares are released from collateral, the Company reports compensation expense equal to the difference in the current market price of the shares and the original cost of those shares released.  All shares held by the ESOP are considered outstanding for earnings per share computations.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Contributions to the ESOP were $311,470, $1,077,000 and $771,906 for the years ended December 31, 2003, 2002 and 2001, respectively.  Dividends paid to the ESOP for the years ended December 31, 2003, 2002 and 2001 were $104,388, $94,905 and $76,570, respectively.  Interest expense related to the ESOP debt was $34,194, $55,737 and $22,476 for the years ended December 31, 2003, 2002, and 2001 respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.         EMPLOYEE BENEFIT PLANS (Continued)

                        Employee Stock Ownership Plan (Continued)

Shares of the Company held by the ESOP at December 31, 2003 and 2002 are as follows:

	2003	2002

Allocated shares	338,483	326,922
Committed-to-be-released shares	9,601	12,859
Unearned shares	23,791	33,307
	371,875	373,088

Fair value of unreleased (unearned shares)	$1,072,022	$1,478,165

NOTE 9.         INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002	2001

Current	$1,583,769	$3,604,733	$3,299,022
Deferred	183,438	(278,766)	(174,404)
Current tax effect of net operating loss carryforward	-	-	(48,603)
	$1,767,207	$3,325,967	$3,076,015

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2003	2002	2001

Tax provision at statutory federal rate	$2,665,490	$3,892,799	$3,485,342
Tax-exempt income	(991,246)	(992,748)	(862,465)
Disallowed interest	73,403	99,655	130,720
Cash surrender value life insurance	(45,333)	-	-
Current tax effect of net
operating loss carryforward	-	-	(48,603)
Nondeductible expenses	31,685	109,700	58,917
State income taxes	56,367	232,610	180,121
Other items	(23,159)	(16,049)	131,983
Income tax expense	$1,767,207	$3,325,967	$3,076,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.         INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Loan loss reserves	$2,676,237	$2,726,646
Other	379,777	277,341
	3,056,014	3,003,987

Deferred tax liabilities:
Depreciation	547,309	213,888
Accretion	109,266	207,222
Unrealized gain on securities available for sale	1,071,466	1,308,316
	1,728,041	1,729,426

Net deferred tax assets	$1,327,973	$1,274,561

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
	2003	2002	2001
Net income	$6,087,469	$8,123,441	$7,174,991

Weighted average common shares outstanding	2,149,918	2,177,962	2,183,778
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the year	1,810	7,180	19,211

Total weighted average common shares and
common stock equivalents outstanding	2,151,728	2,185,142	2,202,989

Diluted earnings per share	$2.83	$3.72	$3.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.       COMMITMENTS AND CONTINGENCIES

Loan Commitments

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

	December 31,
	2003	2002
Commitments to extend credit	$46,432,605	$29,656,851
Credit card lines	6,300,295	6,143,061
Financial standby letters of credit	4,077,006	2,213,825
	$56,809,906	$38,013,737

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Credit card commitments are granted on an unsecured basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral is required in instances which the Company deems necessary.

At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 12.       CONCENTRATIONS OF CREDIT

The banking subsidiaries originate primarily commercial, real estate, and consumer loans to customers in their local communities and surrounding counties.  The ability of the majority of the Banks' customers to honor their contractual loan obligations is dependent on their local economy as well as the economy in the metropolitan Atlanta and Montgomery areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.       CONCENTRATIONS OF CREDIT (Continued)

Eighty one percent (81%) of the Company's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of  these loans are in the Banks' primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

The Company's loan portfolio also includes a concentration, nine percent (9%) of the total portfolio, of commercial, financial and agricultural loans.  These loans represent loans made primarily to local businesses in the Banks' market areas.  A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust, which are outside the Banks' primary market areas.  The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

Other significant concentrations of credit by type of loan are set forth in Note 3.  The Georgia banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $7,275,000 and $1,300,000 for Community Bank & Trust and Community Bank & Trust – Troup, respectively.  Senior management has chosen to keep the lending limit at $4,775,000 for Community Bank & Trust.  Community Bank & Trust – Alabama, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 20% of unimpaired capital, or approximately $1,249,000.

NOTE 13.       REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2003, approximately $4,028,000 of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and Tier I capital to average assets.  Management believes, as of December 31, 2003 the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks' category.  Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.       REGULATORY MATTERS (Continued)

The Company and Banks' actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003
Total Capital to Risk Weighted Assets:
Consolidated	$74,751	13.28%	$45,042	8.00%	N/A	N/A
Community Bank & Trust	$58,313	12.63%	$36,941	8.00%	$46,176	10%
Community Bank & Trust - Alabama	$6,125	15.74%	$3,114	8.00%	$3,892	10%
Community Bank & Trust – Troup	$7,971	12.73%	$5,009	8.00%	$6,261	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$67,707	12.03%	$22,521	4.00%	N/A	N/A
Community Bank & Trust	$52,536	11.38%	$18,470	4.00%	$27,706	6%
Community Bank & Trust - Troup	$7,188	11.48%	$2,505	4.00%	$3,757	6%
Tier I Capital to Average Assets:
Consolidated	$67,707	9.07%	$29,859	4.00%	N/A	N/A
Community Bank & Trust	$52,536	8.50%	$24,732	4.00%	$30,915	5%
Community Bank & Trust - Alabama	$5,637	10.09%	$2,236	4.00%	$2,795	5%
Community Bank & Trust - Troup	$7,188	8.60%	$3,342	4.00%	$4,178	5%

As of December 31, 2002
Total Capital to Risk Weighted Assets:
Consolidated	$69,312	13.63%	$40,670	8.00%	N/A	N/A
Community Bank & Trust	$56,340	13.67%	$32,960	8.00%	$41,199	10.00%
Community Bank & Trust - Alabama	$5,335	14.69%	$2,906	8.00%	$3,632	10.00%
Community Bank & Trust - Troup	$7,086	11.65%	$4,866	8.00%	$6,082	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$62,940	12.38%	$20,335	4.00%	N/A	N/A
Community Bank & Trust	$51,176	12.42%	$16,479	4.00%	$24,719	6.00%
Community Bank & Trust - Alabama	$4,879	13.43%	$1,453	4.00%	$2,179	6.00%
Community Bank & Trust - Troup	$6,325	10.40%	$2,433	4.00%	$3,649	6.00%
Tier I Capital to Average Assets:
Consolidated	$62,940	9.17%	$27,441	4.00%	N/A	N/A
Community Bank & Trust	$51,176	9.17%	$22,326	4.00%	$27,908	5.00%
Community Bank & Trust - Alabama	$4,879	8.98%	$2,174	4.00%	$2,717	5.00%
Community Bank & Trust - Troup	$6,325	8.08%	$3,132	4.00%	$3,915	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments.

Cash, Due From Banks, Interest-Bearing Deposits in Other Banks and Federal Funds Sold:  The carrying amounts of cash, due from banks, interest-bearing deposits in other banks, and federal funds sold approximate fair values.

Securities:  Fair values for securities are based on available quoted market prices.  The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans:  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  For other loans, the fair values are estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  Fair values for impaired loans are estimated using discounted contractual cash flows or underlying collateral values, where applicable.

Deposits:  The carrying amounts of demand deposits, savings deposits and variable-rate certificates of deposit approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Other Borrowings:  The fair values of the Company's fixed rate other borrowings are estimated based on discounted contractual cash flows using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amounts of all other variable rate borrowings approximate their fair values.

Accrued Interest:  The carrying amounts of accrued interest approximate their fair values.

Redeemable Common Stock:  The carrying amount of the Company's redeemable common stock approximates fair value.

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

The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, interest-bearing
deposits in other banks, and federal
funds sold	$64,757,849	$64,757,849	$54,665,112	$54,665,112
Securities available for sale	103,458,121	103,458,121	100,355,807	100,355,807
Securities held to maturity	22,628,009	24,352,241	27,015,673	28,681,226
Restricted equity securities	1,242,900	1,242,900	1,215,300	1,215,300
Loans	537,904,984	536,181,203	483,625,208	485,913,998
Accrued interest receivable	5,655,344	5,655,344	5,878,195	5,878,195

Financial liabilities:
Deposits	670,604,055	676,931,514	607,354,327	612,083,135
Other borrowings	16,152,925	15,794,042	16,664,525	21,547,525
Accrued interest payable	2,951,406	2,951,406	3,882,321	3,882,321
Redeemable common stock	15,783,013	15,783,013	15,193,814	15,193,814

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.       SEGMENT INFORMATION (Continued)

Selected segment information by industry segment is as follows:

	Reportable Segments
For the Year Ended December 31, 2003	Banking	Financial Supermarkets	All Other	Total

Interest income	$43,391,726	$17,804	$-	$43,409,530
Interest expense	13,185,549	-	42,768	13,228,317
Intersegment net interest income (expense)	(167,673)	129,611	38,062	-
Net interest income (loss)	30,038,504	147,415	(4,706)	30,181,213
Other revenue from external customers	8,510,006	3,107,749	606,641	12,224,396
Intersegment other revenues	-	254,588	2,340,000	2,594,588
Depreciation and amortization	2,112,392	275,655	346,594	2,734,641
Provision for loan losses	3,296,000	-	-	3,296,000
Segment profit (loss)	7,321,452	(342,245)	(927,047)	6,052,159
Segment assets	766,880,156	14,339,631	5,516,265	786,736,052
Expenditures for premises and equipment	1,040,552	93,776	246,919	1,381,247

For the Year Ended December 31, 2002	Banking	Financial Supermarkets	All Other	Total

Interest income	$43,482,029	$6,145	$-	$43,488,174
Interest expense	16,429,794	-	70,780	16,500,574
Intersegment net interest income (expense)	(407,722)	345,660	62,062	-
Net interest income (loss)	26,644,513	351,805	(8,718)	26,987,600
Other revenue from external customers	7,982,903	10,509,667	471,425	18,963,995
Intersegment other revenues	-	308,743	2,187,600	2,496,343
Depreciation and amortization	2,053,725	670,468	367,203	3,091,396
Provision for loan losses	3,320,000	-	-	3,320,000
Segment profit (loss)	6,287,644	3,132,173	(1,243,768)	8,176,049
Segment assets	700,549,312	17,287,304	4,854,392	722,691,008
Expenditures for premises and equipment	2,382,700	51,622	575,759	3,010,081

For the Year Ended December 31, 2001	Banking	Financial Supermarkets	All Other	Total

Interest income	$48,486,116	$16,183	$-	$48,502,299
Interest expense	23,172,832	-	66,695	23,239,527
Intersegment net interest income (expense)	(859,808)	810,836	48,972	-
Net interest income (loss)	24,453,476	827,019	(17,723)	25,262,772
Other revenue from external customers	6,550,016	10,714,956	512,306	17,777,278
Intersegment other revenues	-	291,212	1,898,400	2,189,612
Depreciation and amortization	1,932,966	368,401	576,287	2,877,654
Provision for loan losses	2,364,000	-	-	2,364,000
Segment profit (loss)	5,272,935	3,062,564	(1,135,122)	7,200,377
Segment assets	644,710,872	24,232,122	4,781,293	673,724,287
Expenditures for premises and equipment	2,083,921	1,107,310	387,504	3,578,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.       SEGMENT INFORMATION (Continued)

	2003	2002	2001
Net Income

Total profit for reportable segments	$6,979,207	$9,419,817	$8,335,499
Non-reportable segment loss	(927,048)	(1,243,768)	(1,135,122)
Elimination of intersegment gains (losses)	35,310	(52,608)	(25,386)
Total consolidated net income	$6,087,469	$8,123,441	$7,174,991

Total Assets

Total assets for reportable segments	$781,219,787	$717,836,616	$668,942,994
Non-reportable segment assets	5,516,265	4,854,392	4,781,293
Elimination of intersegment assets	(20,551,300)	(22,444,981)	(27,515,568)
Total consolidated assets	$766,184,752	$700,246,027	$646,208,719

Expenditures for Premises and Equipment

Total expenditures for reportable segments	$1,134,328	$2,434,322	$3,191,231
Non-reportable segment assets	246,919	575,759	387,504
Elimination of intersegment gains	(50,000)	(150,000)	(150,000)
Total consolidated expenditures for
premises and equipment	$1,331,247	$2,860,081	$3,428,735

NOTE 16.       SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2003	2002	2001

Data processing	$1,244,160	$966,786	$1,052,441
Travel expenses	1,163,906	1,126,738	1,434,305
Office supply expenses	889,704	811,511	876,095
Advertising	780,394	808,499	840,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.       PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2003 and 2002 and condensed statements of income and cash flows of Community Bankshares, Inc. for the years ended December 31, 2003, 2002 and 2001:

CONDENSED BALANCE SHEETS
	2003	2002
Assets
Cash	$2,894,770	$978,973
Investment in subsidiaries	69,097,327	66,491,332
Equipment	547,549	636,035
Other assets	1,824,268	2,838,784

Total assets	$74,363,914	$70,945,124

Liabilities
Other borrowings	$1,077,925	$1,664,525
Other liabilities	754,029	738,738

Total liabilities	1,831,954	2,403,263

Redeemable common stock	15,783,013	16,557,646

Shareholders' equity	56,748,947	51,984,215

Total liabilities, redeemable common stock,
and shareholders' equity	$74,363,914	$70,945,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.       PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
	2003	2002	2001
Income
Dividends from subsidiaries	$4,040,000	$3,660,000	$1,680,000
Interest	38,062	62,062	48,972
Other income	2,441,648	2,275,425	2,056,550
	6,519,710	5,997,487	3,785,522

Expense
Interest	42,768	70,780	66,695
Salaries and employee benefits	2,347,297	2,718,005	1,859,824
Equipment expense	627,300	451,299	682,559
Other expense	948,818	991,961	1,123,242
	3,966,183	4,232,045	3,732,320

Income before income tax benefits and equity
in undistributed income of subsidiaries	2,553,527	1,765,442	53,202

Income tax benefits	(553,428)	(749,699)	(628,586)

Income before equity in undistributed income
of subsidiaries	3,106,955	2,515,141	681,788

Equity in undistributed income of subsidiaries	2,965,514	5,647,049	6,536,953

Net income	$6,072,469	$8,162,190	$7,218,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.       PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	2003	2002	2001

OPERATING ACTIVITIES
Net income	$6,072,469	$8,162,190	$7,218,741
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	323,291	292,002	494,787
Undistributed income of subsidiaries	(2,965,514)	(5,647,049)	(6,536,953)
Other operating activities	653,544	(153,431)	(654,778)

Net cash provided by operating activities	4,083,790	2,653,712	521,797

INVESTING ACTIVITIES
Purchases of premises and equipment	(234,805)	(473,638)	(286,941)
(Increase) decrease in notes receivable from ESOP	390,158	193,750	(1,550,000)

Net cash provided by (used in) investing activities	155,353	(279,888)	(1,836,941)

FINANCING ACTIVITIES
Increase in other borrowings	-	-	1,450,000
Repayment of other borrowings	(586,600)	(405,350)	(224,100)
Proceeds from exercise of stock options	23	44	44,304
Dividends paid	(602,327)	(523,070)	(436,666)
Purchase of treasury stock	(1,134,442)	(1,280,920)	-

Net cash provided by (used in) financing activities	(2,323,346)	(2,209,296)	833,538

Net increase (decrease) in cash	1,915,797	164,555	(481,606)

Cash at beginning of year	978,973	814,418	1,296,024

Cash at end of year	$2,894,770	$978,973	$814,418

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 29th of March, 2004.

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

Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 29th day of March, 2004.

Signature	Title
/s/ J. Alton Wingate J. Alton Wingate	President and Chief Executive Officer and Director
/s/ Steven C. Adams Steven C. Adams	Director
/s/ Edwin B. Burr Edwin B. Burr	Director
/s/ H. Calvin Stovall, Jr. H. Calvin Stovall, Jr.	Director
/s/ Dean C. Swanson Dean C. Swanson	Director
/s/ George D. Telford George D. Telford	Director
/s/ Dr. A. Don Windham Dr. A. Don Windham	Director
/s/ Lois M. Wood-Schroyer Lois M. Wood-Schroyer	Director
/s/ Harry L. Stephens Harry L. Stephens	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant has furnished annual reports and proxy material to security holders, and copies of such documents have been furnished to the Commission for its information.

EXHIBIT INDEX

10.11	Third Amendment to Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated May 31, 2003.
14	Code of Ethical Conduct
21	List of Subsidiaries of Registrant.
31.1	Certification by J. Alton Wingate, President and Chief Executive Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Harry L. Stephens, Chief Financial Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.