Form 10-Q
period 2004-03-31
COMMUNITY BANKSHARES INC /GA/
filed 2004-05-17
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2004; 2,139,087

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3
	March 31, 2004 and December 31, 2003

	Consolidated Statements of Income	4
	and Comprehensive Income for Three
	Months Ended March 31, 2003 and 2003

	Consolidated Statements of Cash Flows -	5
	Three Months Ended March 31, 2004 and 2003

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	10
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		16

Item 6.	Exhibits and Reports on Form 8 - K	16

	31.1 and 31.2 - Rule 13a-15(e) and 15d-15(e) Certifications

	32 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(Dollars in thousands)
	(Unaudited)
Assets	2004	2003
Cash and due from banks	$40,601	$44,729
Interest-bearing deposits in banks	659	429
Federal funds sold	25,000	19,600
Securities available-for-sale	98,813	103,458
Securities held-to-maturity (fair value $23,930 and $24,352)	22,114	22,628
Restricted equity securities, at cost	1,451	1,243
Loans, net of unearned income	579,475	545,466
Less allowance for loan losses	8,563	7,561
Loans, net	570,912	537,905

Premises and equipment, net	15,743	15,239
Intangible assets, net	1,025	1,090
Goodwill	968	968
Other real estate	5,351	5,272
Other assets	11,754	13,624

Total assets	$794,391	$766,185
Liabilities, Redeemable Common Stock and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$115,368	$111,562
Interest-bearing demand	171,222	174,070
Savings	37,801	35,157
Time, $100,000 and over	130,096	123,975
Other time	231,264	225,840
Total deposits	685,751	670,604
Other borrowings	26,081	16,153
Other liabilities	9,148	7,986
Total liabilities	720,980	694,743
Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $876,162 and $973,675, at March 31, 2004 and December 31, 2003 respectively	15,881	15,783
Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized; 2,206,830 and 2,204,330 shares issued at March 31, 2004 and December 31, 2003, respectively	2,207	2,204
Capital surplus	6,437	6,342
Retained earnings	49,621	48,069
Accumulated other comprehensive income	2,168	1,607
Less cost of 67,743 and 60,135 shares of treasury stock at March 31, 2004 and December 31, 2003, respectively	(2,903)	(2,563)
Total shareholders' equity	57,530	55,659

Total liabilities, redeemable common stock and shareholders' equity	$794,391	$766,185

See Notes to Consolidated Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2004	2003
Interest income:
Loans, including fees	$9,904	$9,316
Taxable securities	616	634
Nontaxable securities	691	759
Interest-bearing deposits in other banks	2	2
Federal funds sold	35	67
Total interest income	11,248	10,778
Interest expense:
Deposits	2,743	3,460
Other borrowings	209	197
Total interest expense	2,952	3,657
Net interest income	8,296	7,121
Provision for loan losses	1,129	546
Net interest income after Provision for loan losses	7,167	6,575
Other income:
Service charges on deposit accounts	2,270	1,280
Other service charges, commissions and fees	530	530
Trust department fees	51	47
Gains on sale of loans	11	55
Nonbank subsidiary income	1,494	881
Security gains, net	36	-
Other operating income	97	71
Total other income	4,489	2,864
Other expenses:
Salaries and employee benefits	4,866	4,338
Equipment expense	814	833
Occupancy expense	524	480
Other operating expenses	3,185	2,093
Total other expenses	9,389	7,744
Income before income taxes	2,267	1,695
Income tax expense	544	317
Net income	$1,723	$1,378
Other comprehensive income (loss):
Unrealized income (losses) on securities available for sale: Unrealized gains (losses) arising during the period, net of taxes	583	(101)
Reclassification adjustment for gains realized in net income, net of taxes	(22)	-
Total other comprehensive income (loss)	561	(101)
Comprehensive income	$2,284	$1,277
Basic earnings per common share	$.81	$.64
Diluted earnings per common share	$.80	$.64
Cash dividends per share of common stock	$.08	$.07
See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)
(Unaudited)

	2004	2003

OPERATING ACTIVITIES
Net income	$1,723	$1,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708	796
Provision for loan losses	1,129	546
Provision for losses on other real estate owned	10	-
Deferred income taxes	(50)	(113)
Net realized gains on securities available-for-sale	(36)	-
Net (gains) losses on sale of other real estate	-	5
Decrease in interest receivable	245	446
Increase (decrease) in interest payable	(101)	1,289
Increase (decrease) in taxes payable	933	(208)
(Increase) decrease in accounts receivable of nonbank subsidiary	(324)	3
Decrease in work in process of nonbank subsidiary	96	253
Increase (decrease) in accruals and payables of nonbank subsidiary	354	(1,462)
Net other operating activities	1,674	(2,203)

Net cash provided by operating activities	6,361	730

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(409)	(6,377)
Proceeds from sales of securities available-for-sale	4,314	----
Proceeds from maturities of securities available-for-sale	1,502	6,189
Proceeds from maturities of securities held-to-maturity	514	1,579
Net increase in Federal funds sold	(5,400)	(22,550)
Net increase (decrease) in interest-bearing deposits in banks	(230)	433
Net (increase) in loans	(34,747)	(10,791)
Purchase of premises and equipment	(1,121)	(251)
Proceeds from sales of other real estate	520	209

Net cash used in investing activities	(35,053)	(31,559)

FINANCING ACTIVITIES
Net increase in deposits	15,147	28,715
Repayment of other borrowings	(147)	(147)
Purchase of Treasury Stock	(339)	(661)
Increase in FHLB Advances	10,075	-
Dividends paid	(172)	(150)

Net cash provided by Financing activities	24,564	27,757
Net decrease in cash and due from banks	$(4,128)	$(3,072)

Cash and due from banks at beginning of the period	44,729	44,966

Cash and due from banks at end of the period	$40,601	$41,894

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,042	$2,368

Income taxes	$53	$154

NONCASH TRANSACTIONS

Principal balances on loans Transferred to other real estate	$612	$749

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

The results of operations for the three month period ending March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

There were no options granted during the three months ended March 31, 2004 and 2003 and all outstanding options were fully vested as of March 31, 2004 and 2003.  Therefore, there is no proforma effect on net income.

NOTE 3.              EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

Three Months Ended March 31, 2004 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,723	2,140	$0.81
Effect of Dilutive Securities Stock options	-0-	7	(.01)

Diluted EPS	$1,723	2,147	$0.80

Three Months Ended March 31, 2003 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,378	2,162	$0.64
Effect of Dilutive Securities Stock options	0	6	0.00

Diluted EPS	$1,378	2,168	$0.64

NOTE 4.              SEGMENT INFORMATION

Selected segment information by industry segment for the three month periods ended March 31, 2004 and 2003 is as follows:

	Reportable Segments (Dollars in thousands)
For the period ended March 31, 2004	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$14,246	$1,374	$166	$15,786
Intersegment revenues (expenses)	(31)	90	493	552
Segment profit (loss)	1,963	132	(396)	1,699
Segment assets	$798,463	$14,885	$5,797	$819,145

	Reportable Segments (Dollars in thousands)
For the period ended March 31, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,780	$823	$108	$13,711
Intersegment revenues (expenses)	(40)	95	586	641
Segment profit (loss)	1,744	(77)	(312)	1,355
Segment assets	$737,175	$14,789	$4,199	$756,163

	2004	2003

Net Income

Total profit for reportable segments	$2,095	$1,666
Non-reportable segment loss	(396)	(315)
Elimination of intersegment (gains) losses	24	24
Total consolidated net income	$1,723	$1,378

2004

Total Assets

Total assets for reportable segments	$813,348
Non-reportable segment assets	5,797
Elimination of intersegment assets	(24,754)
Total consolidated assets	$794,391

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our discussion below in this Item 2 is based on the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under Item 7.  Our discussions here focus on our results during or as of the quarter ended March 31, 2004, and the comparable period of 2003 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time.  These discussions should be read in conjunction with that 10-K for more detailed and background information.

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

Financial Condition

For the quarter ended March 31, 2004, we continue to experience growth in total assets, total loans and total deposits as compared to December 31, 2003. Total assets, loans, and deposits increased by 3.68%, 6.23% and 2.26% respectively. The growth in total assets and deposits, although less than the same period in 2003, is consistent with management’s expectations. The growth in assets is attributable to growth in deposits and retention of earnings. Management expects the growth to continue in the future.

Liquidity

As of March 31, 2004, the liquidity ratio was 17.78% which is below our target range of 20 - 25%, but within an acceptable range due to our bank's available lines of credit to meet unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term Liabilities.

Interest Rate Risk

Our guideline is to allow no more than 8% change in net interest income when interest rates rise or fall 200 basis points or more. Our overall interest rate risk was less than 3% of net interest income; therefore, we are within policy guidelines. We have attempted to position ourselves to minimize the impact of further changes in rates in either direction.

 Capital

Banking regulation requires the Company and the banks to maintain capital levels in relation to our assets. At March 31, 2004, the bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual consolidated

	Actual	Regulatory Minimum

Leverage	8.98%	4.00
Core Capital	11.63%	4.00
Total Capital	12.89%	8.00

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004 (Dollars in Thousands)	December 31, 2003 (Dollars in Thousands)

Commitments to extend credit	$72,568	$52,733
Financial standby letters of credit	4,104	4,706

A. Results of Operation

Net Income

Net income for the three month period ended March 31, 2004, was $1,723,000 or an increase of 25% over the same period for 2003.

Net Interest Income

Net interest income for the three month period ended March 31, 2004 was up 16.50% over the same period for 2003, from $7,121,000 to $8,296,000. This increase was the result of growth and improved margins.  Interest income was up by 4.36% for the three month period ending March 31, 2004 from $10,778,000 to $11,248,000. The increase was caused by the increase in the volume of earning assets. Earning assets increased by 10.29% or $67,867,000 at March 31, 2004 as compared to March 31, 2003. The largest increase in earning assets since March 31, 2003 was the increase in loans of $78,672,000 or 15.71% . Securities decreased by $4,647,000 while federal funds decreased by $6,750,000.

Interest expense was down 19.28% or $705,000 for the three month period ended March 31, 2004, over the same period in 2003. These decreases were related to the repricing of time deposits.

The Company’s net interest margin was 4.80% for the three month period ended March 31, 2004 compared to 4.68% for the same period in 2003. Management anticipates a stable net interest margin over the next twelve months. Any increase in rates would have a slight positive effect on our net interest margin.

Other Income

Other income increased by $1,625,000 or 56.74% during the three month period ended March 31, 2004 as compared to the same period for 2003. This increase is primarily due to increased service charges on deposit accounts of $990,000 or 77.34% for the three month period ended March 31, 2004 as compared to the same period in 2003 and  increased sales of $536,000 or 66.34%  by Financial Supermarkets, Inc. (“FSI”), a nonbank subsidiary, as compared to the same period in 2003.   Service charges on deposits increased primarily as a result of the bank’s adding an overdraft protection product which allows customers to overdraw their account, up to a specific limits.

Non Interest Expenses

Non interest expenses increased by 21.24% or $1,645,000 for the three month period ending March 31, 2004 compared to the same periods in 2003. Full time equivalent employees increased from 392 at the end of March 2003 to 397 at the end of March 2004. The increase in full time equivalent employees was due to the addition of two new supermarket banking centers and one new stand-a-lone branch during the later part of 2003 as well as the overall growth of the Company’s banking operations. In addition, the incentive commissions related to sales activity at FSI has increased due to increased sales over the previous year.  These increases caused salaries and benefits to increase by 12.17% or $528,000 for the three month period ended March 31, 2004 as compared to the same period in 2003.

Also attributable to the two new banking centers and new stand-a-lone branch, equipment and occupancy expenses were up by 1.9% or $25,000 for the three month period ending March 31, 2004 as compared to the same period in 2003.

Other operating expenses increased by 52.17% or $1,092,000 for the three month period ending March 31, 2004 as compared to the same periods in 2003. The single largest item included in this increase is attributed to the $440,000 expenses associated with the new carefree check program that was started in 2004. In addition, legal fees increased by $101,000 or 214.89% as compared to the same period in 2003 due to legal services related to past due loans and other real estate owned. Data processing expense increased by $85,000 or 36.33% as compared to the same period in 2003 due to growth of the banks and improvement in our technology platform. Advertising and marketing increased by $54,000 or 32.14% and travel expense increased by $78,000 or 32.50% as compared to the same period in 2003. These increases are attributed to the increased marketing and sales activity of FSI.

Income Taxes

We incurred income tax expenses of $544,000 which represents an effective rate of 24.00% for the three month period ended March 31, 2004 as compared to $317,000 which represents an effective tax rate of 18.70% for the same period in 2003. The increase is due to a larger portion of our income being fully taxable.

We are not aware of any other known trends, events or uncertainties, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

B. Asset Quality

Provision for Loan Loss

The provision for loan losses was $1,129,000 and $546,000 for the first three months of 2004 and 2003 respectively. Most of this increase was needed due to our assessment of the allowance necessary to absorb probable losses in our increased loan portfolio.  The reserve at March 31, 2004 represented 184% of non-accrual loans while the reserve at March 31, 2003 represented 159% of non-accrual loans. Non accrual loans have decreased from $4,824,000 to $4,659,000, past due loans greater than 90 days and accruing interest have increased from $1,879,000 to $2,741,000 and net charge-offs have decreased from $607,000 to $127,000 at March 31, 2003 and March 31, 2004, respectively.

Repossessed real estate owned by the bank increased 33.08% from $4,021,000 in March 2003 to $5,351,000 in March 2004. Other real estate is carried in the books at the lesser of cost or fair market value, less estimated costs to sell,  with no significant losses anticipated.

Non-accrual, Past Due and Restructured Debt

The following table, dollars in thousands, is a summary of Non Accrual, Past due and Restructured Debt

March 31, 2004

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 544	$ 157	$ 14
Real Estate Loans	3,909	2,076	870
Consumer Loans	206	508	--

Total	$4,659	$2,741	$884

March 31, 2003

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 278	$ 232	$ 14
Real Estate Loans	4,353	1,384	906
Consumer Loans	193	263	--

Total	$4,824	$1,879	$920

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

The following table, dollars in thousands, furnishes information on the loan loss reserve for the current three month reporting period and the same period for 2003.

	2004	2003
	(Dollars in Thousands)

Beginning Balance	$ 7,561	$ 7,742

Less Charge Offs:
Commercial Loans	(893)	(65)
Real Estate Loans	(4)	(279)
Consumer Loans	(159)	(314)

	(252)	(658)

Plus Recoveries:
Commercial Loans	45	4
Real Estate Loans	48	5
Consumer Loans	32	42

	125	51

Net Charge-offs	(127)	(607)

Provision for loan loss	1,129	546
Ending Balance	$ 8,563	$ 7,681

Our Company operates in three distinct markets, northeast Georgia, midwest Georgia and mideast Alabama. Each of these markets has seen a modest increase in unemployment and bankruptcy filings.

Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. As of March 31, 2004, non-accrual loans and other real estate owned totaled approximately $10,010,000 as compared to $8,845,000 as of March 31, 2003. The ratio of the loan loss reserve balance to the total loan balance at March 31, 2004 was 1.48% as compared to 1.53% at March 31, 2003. As of March 31, 2004, management considered our allowance for loan losses adequate to cover any anticipated losses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our discussion below in this Item 3 is based on the more detailed discussions of our market risk and related matters included in our Annual Report on From 10‑K for the fiscal year ended December 31, 2003, under Item 7A.  Our discussion here focuses on the quarter ended March 31, 2004, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K.  This discussion should be read in conjunction with that Form 10-K for more detailed and background information.

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

At March 31, 2004, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 106% which was within its targeted range of 80% to 120%.

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change. Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The March 2004 model reflects an increase of 1.70% in net interest income and a 3.95% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 2.43% decrease in net interest income and a 8.02% increase in market value equity for a 200 basis point decrease in rates. The Company’s policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines.

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
31.1 and 31.2 - Rule 13a-15(e) and 15d-15(e) Certifications
32 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.

DATE: May 14, 2004	BY: /s/ Harry L. Stephens Harry L. Stephens, Executive Vice President and Chief Financial Officer