Form 10-Q
period 2004-06-30
COMMUNITY BANKSHARES INC /GA/
filed 2004-08-16
CIK 927478

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2004

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2004; 2,139,087

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3
	June 30, 2004 and December 31, 2003

	Consolidated Statements of Income	4
	and Comprehensive Income for Three
	Months Ended June 30, 2003 and 2003
	and Six Months Ended June 30, 2004 and 2003

	Consolidated Statements of Cash Flows -	5
	Six Months Ended June 30, 2004 and 2003

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	10
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8 - K	16

	31.1 and 31.2 - Rule 13a-15(e) and 15d-15(e) Certifications

	32 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands)

	(Unaudited)
Assets	2004	2003
Cash and due from banks	$39,373	$44,729
Interest-bearing deposits in banks	634	429
Federal funds sold	15,600	19,600
Securities available-for-sale	90,033	103,458
Securities held-to-maturity (fair value $22,959 and $24,352)	21,802	22,628
Restricted equity securities, at cost	1,451	1,243
Loans, net of unearned income	606,212	545,466
Less allowance for loan losses	8,935	7,561
Loans, net	597,277	537,905

Premises and equipment, net	17,106	15,239
Intangible assets, net	954	1,090
Goodwill	968	968
Other real estate	4,769	5,272
Other assets	14,051	13,624

Total assets	$804,018	$766,185
Liabilities, Redeemable Common Stock and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$124,428	$111,562
Interest-bearing demand	168,997	174,070
Savings	39,788	35,157
Time, $100,000 and over	131,819	123,975
Other time	231,453	225,840
Total deposits	696,485	670,604
Other borrowings	25,935	16,153
Other liabilities	7,928	7,986
Total liabilities	730,348	694,743
Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $799 and $974, at June 30, 2004 and December 31, 2003 respectively	15,614	15,783
Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized; 2,206,830 and 2,204,330 shares issued at June 30, 2004 and December 31, 2003, respectively	2,207	2,204
Capital surplus	6,437	6,342
Retained earnings	51,981	48,069
Accumulated other comprehensive income	333	1,607
Less cost of 67,743 and 60,135 shares of treasury stock at June 30, 2004 and December 31, 2003, respectively	(2,902)	(2,563)
Total shareholders' equity	58,056	55,659

Total liabilities, redeemable common stock and shareholders' equity	$804,018	$766,185

See Notes to Consolidated Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$9,807	$9,431	$19,711	$18,747
Taxable securities	531	613	1,147	1,247
Nontaxable securities	667	763	1,358	1,522
Interest-bearing deposits in other banks	3	3	5	5
Federal funds sold	42	70	77	137
Total interest income	11,050	10,880	22,298	21,658
Interest expense:
Deposits	2,788	3,211	5,531	6,671
Other borrowings	220	197	429	394
Total interest expense	3,008	3,408	5,960	7,065
Net interest income	8,042	7,472	16,338	14,593
Provision for loan losses	829	594	1,958	1,140
Net interest income after Provision for loan losses	7,213	6,878	14,380	13,453
Other income:
Service charges on deposit accounts	2,573	1,326	4,843	2,606
Other service charges, commissions and fees	547	467	1,077	997
Gains on sale of loans	150	32	161	87
Nonbank subsidiary income	1,637	655	3,131	1,536
Security gains, net	27	0	63	0
Other operating income	199	179	347	297
Total other income	5,133	2,659	9,622	5,523
Other expenses:
Salaries and employee benefits	5,229	4,286	10,095	8,624
Equipment expense	874	828	1,688	1,661
Occupancy expense	571	499	1,095	979
Other operating expenses	2,491	2,364	5,676	4,457
Total other expenses	9,165	7,977	18,554	15,721
Income before income taxes	3,181	1,560	5,448	3,255
Income tax expense	1,014	307	1,558	624
Net income	$2,167	$ 1,253	$3,890	$2,631
Other comprehensive income (loss): Unrealized gains (losses) on securities available for sale: Unrealized gains (losses) arising during the period, net of taxes	(1,819)	831	(1,236)	730
Reclassification adjustment for gains realized in net income, net of taxes	(16)	0	(38)	0
Total other comprehensive income (loss)	(1,835)	831	(1,274)	730
Comprehensive income	$332	$2,084	$2,616	$3,361
Basic earnings per common share	$1.01	$.58	$1.82	$1.22
Diluted earnings per common share	$1.01	$.58	$1.81	$1.22
Cash dividends per share of common stock	$.08	$.07	$16	$0.14

See Notes to Consolidated Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$ 3,890	$ 2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,469	1,582
Provision for loan losses	1,958	1,140
Deferred income taxes	(1,346)	418
Net realized gains on securities available-for-sale	(63)	0
Net (gains) losses on sale of other real estate	(20)	21
(Increase) decrease in interest receivable	(45)	146
Increase (decrease) in interest payable	155	(247)
Increase (decrease) in taxes payable	(143)	65
Increase in accounts Receivable of nonbank subsidiary	(468)	(27)
Decrease in work in process of nonbank subsidiary	140	196
Increase (decrease) in accruals and payables of nonbank subsidiary	344	(1,473)
Net other operating activities	1,679	(703)
Net cash provided by operating activities	7,550	3,749
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,484)	(16,312)
Proceeds from sales of securities available-for-sale	9,850	0
Proceeds from maturities of securities available-for-sale	5,792	12,860
Proceeds from maturities of securities held-to-maturity	826	3,192
Net (increase) decrease in Federal funds sold	4,000	(1,560)
Net (increase) decrease in interest-bearing deposits in banks	(205)	63
Net increase in loans	(63,581)	(25,818)
Purchase of premises and equipment	(3,151)	(534)
Proceeds from sales of other real estate	2,773	2,195
Net cash used in investing activities	(48,180)	(25,914)
FINANCING ACTIVITIES
Net increase in deposits	25,881	26,460
Increase in FHLB advances	10,075	75
Repayment of other borrowings	(293)	(293)
Proceeds from exercise of options	293	(1,105)
Purchase of treasury stock	(339)	(1,105)
Dividends paid	(343)	(301)

Net cash provided by financing activities	$35,274	$24,836
Net increase (decrease) in cash and due from banks	$(5,356)	$2,671
Cash and due from banks at beginning of the period	44,729	44,966
Cash and due from banks at end of the period	$39,373	$47,637
SUPPLEMENTAL DISCLOSURES
Cash paid for: Interest	$5,805	$7,312
Income taxes	$1,831	$628
NONCASH TRANSACTIONS
Principal balances on loans Transferred to other real estate	$2,250	$4,652

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

The results of operations for the three and six month period ending June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

There were no options granted during the three and six months ended June 30, 2004 and 2003 and all outstanding options were fully vested as of June 30, 2004 and 2003. Therefore, there would be no proforma effect on net income, earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE 3.                EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

Three Months Ended June 30, 2004 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$2,167	2,139	$1.01
Effect of Dilutive Securities Stock options	0	5	0

Diluted EPS	$2,167	2,144	$1.01

Three Months Ended June 30, 2003 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,253	2,151	$0.58
Effect of Dilutive Securities Stock options	0	6	0.00

Diluted EPS	$1,253	2,157	$0.58

Six Months Ended June 30, 2004 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$3,890	2,139	$1.82
Effect of Dilutive Securities Stock options	0	5	(.01)

Diluted EPS	$3,890	2,144	$1.81

Six Months Ended June 30, 2004 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$2,631	2,156	$1.22
Effect of Dilutive Securities Stock options	0	6	0.00

Diluted EPS	$2,631	2,162	$1.22

9

NOTE 4.                SEGMENT INFORMATION

Selected segment information by industry segment for the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Reportable Segments (Dollars in thousands)
For the three month period ended June 30, 2004	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$14,552	$1,387	$302	$16,241
Intersegment revenues (expenses)	(32)	92	779	839
Segment profit (loss)	2,321	203	(380)	2,144
Segment assets	$815,611	$15,144	$4,529	$835,284

	Reportable Segments (Dollars in thousands)
For the three month period ended June 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,886	$541	$177	$13,604
Intersegment revenues (expenses)	(35)	96	585	646
Segment profit (loss)	1,766	(229)	(308)	1,229
Segment assets	$730,088	$14,503	$3,691	$748,282

	Reportable Segments (Dollars in thousands)
For the six month period ended June 30, 2004	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$28,798	$2,761	$468	$32,027
Intersegment revenues (expenses)	(63)	182	1,272	1,391
Segment profit (loss)	4,284	335	(776)	3,843
Segment assets	$815,611	$15,144	$4,529	$835,284

	Reportable Segments (Dollars in thousands)
For the six month period ended June 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$25,666	$1,364	$285	$27,315
Intersegment revenues (expenses)	(75)	191	1,171	1,287
Segment profit (loss)	3,510	(306)	(620)	2,584
Segment assets	$730,088	$14,503	$3,691	$748,282

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003

Net Income

Total profit for reportable segments	$2,524	$1,537	$4,619	$3,204
Non-reportable segment loss	(380)	(308)	(776)	(620)
Elimination of intersegment (gains) losses	23	24	47	47
Total consolidated net income	$2,167	$1,253	$3,890	$2,631

2004

Total Assets

Total assets for reportable segments	$830,755
Non-reportable segment assets	4,529
Elimination of intersegment assets	(31,266)
Total consolidated assets	$804,018

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our discussion below is based on the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under Item 7. Our discussions here focus on our results during or as of the quarter and six months ended June 30, 2004, and the comparable period of 2003, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that 10-K for more detailed and background information.

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

Critical Accounting Policies

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

Financial Condition

For the quarter ended June 30, 2004, we experienced growth in total assets, total loans and total deposits as compared to December 31, 2003. Total assets, loans, and deposits increased by 4.94%, 11.14% and 3.86% respectively. The growth in total assets. loans, and deposits, is consistent with management’s expectations. The growth in deposits is attributable to increased loan demand.  The growth in loans was funded by the maturity and sale of securities, advances from Federal Home Loan Bank, the growth in deposits and retention of earnings.  Management expects the growth to continue in the future.

Liquidity

As of June 30, 2004, the liquidity ratio was 20.15% which is within our target range of 20 - 25%.   Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our guideline is to allow no more than 8% change in net interest income when interest rates rise or fall 200 basis points or more. Our overall interest rate risk was less than 2% of net interest income; therefore, we are within policy guidelines. We have attempted to position ourselves to minimize the impact of further changes in rates in either direction.

Capital

Banking regulations require the Company and the banks to maintain minimum capital levels in relation to our assets. At June 30, 2004, the bank’s capital ratios were considered well capitalized based on regulatory capital requirements. The minimum capital requirements and the actual consolidated capital ratios are as follows:

	Actual	Regulatory Minimum

Leverage	8.96%	4.00
Core Capital	11.46%	4.00
Total Capital	12.71%	8.00

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004 (Dollars in Thousands)	December 31, 2003 (Dollars in Thousands)

Commitments to extend credit	$71,168	$52,733
Financial standby letters of credit	4,663	4,077

The Company is currently constructing a main banking center in Clayton, Georgia.  The cost of this facility is estimated to be approximately $2,000,000 and will be placed into service no later than the first quarter of 2005.

A. Results of Operation

Net Income

Net income for the six month period ended June 30, 2004, was $3,890,000 or an increase of 47.85% compared to the same period for 2003 and for the three month period ended June 30, 2004, was $2,167,000 or an increase of 72.95% over the same period for 2003.  These increases are directly attributed to the increase in revenue of the non-bank subsidiary, increase in net interest income and the increase in service charges on deposit accounts, net of increased provisions for loan losses and increased other expenses.

 Net Interest Income

Net interest income for the six month period ended June 30, 2004 was up 11.96% over the same period for 2003, from $14,593,000  to $16,338,000 and was up 7.63% for the three month period ending June 30, 2004 from $7,472,000 in the same period in 2003 to $8,042,000 for 2004.  These increases were due to an increase in interest earned on earning assets and a decrease in interest expense.  Interest income was up by 2.96% for the six month period ending June 30, 2004 from $21,658,000 to $22,298,000 and up 1.56% for the three month period ending June 30, 2004 from $10,880,000 to $11,050,000.  The increases were caused by the increase in earning assets.  Earning assets increased by 12.77% or $83,332,000 at June 30, 2004 as compared to June 30, 2003.  The largest increase in earning assets since June 30, 2003 was the increase in loans of $95,071,000 or 18.6%.  The primary reason for the increase in loans is our opening of a  stand-alone branch and a loan production office during the later part of 2003.  Securities decreased by $16,777,000 while federal funds increased by $4,840,000, during the same period.  Interest expense was down 15.64% or $1,105,000 for the six month period ended June 30, 2004, over the same period in 2003 and down 11.74 % or $400,000 for the three month period ending June 30, 2004, as compared to 2003.  Although total deposits increased, interest expense decreased due to the continued re-pricing of deposit.

The Company’s net interest margin was 4.74% for the six month period ended June 30, 2004 compared to 4.84% for the same period in 2003. Management anticipates a stable net interest margin over the next twelve months. Any increase in rates would have a slight positive effect on our net interest margin.

Other Income

Other income increased by $4,099,000 or 74.22% during the six month period ended June 30, 2004 as compared to the same period for 2003 and the three month period ending June 30, 2004 showed an increase of $2,474,000 or 93.04% for the same three month period in 2003.  There  increases are primarily due to increased service charges on deposit accounts of $2,237,000 or 85.84% for the six month period ended June 30, 2004 as compared to the same period in 2003 and increased sales of $1,384,000 or 103.21% by Financial Supermarkets, Inc. (“FSI”), a nonbank subsidiary, as compared to the same period in 2003. Service charges on deposits increased primarily as a result of the bank’s adding the new carefree check program which allows customers to overdraw their account, up to a specific limit.  The increase in FSI's sales is attributed to the increase in the number of sales compared to the prior year due to the expansion of our sales efforts nation-wide and the resale of supermarket bank units in space released by the Canadian Imperial Bank of Commerce.

Other Expenses

Other expenses increased by 18.02% or $2,833,000 for the six month period ending June 30, 2004 compared to the same period in 2003 and increased 14.89% or $1,188,000 for the three month period ending June 30, 2004 compared to the same period in 2003.   These increases are primarily attributable to an increase in full time equivalent employees from 395 at the end of June 2003 to 412 at the end of June 2004. The increase in full time equivalent employees was due to the addition of two new supermarket banking centers one new stand-alone branch and a loan production office during the later part of 2003 as well as the overall growth of the Company’s banking operations. In addition, the incentive commissions related to sales activity at FSI has increased due to increased sales over the previous year. These increases caused salaries and benefits to increase by 17.06% or $1,471,000 for the six month period ended June 30, 2004 and 22% or $943,000 for the three month period ended June 30,2004, as compared to the same period in 2003.

Also attributable to the two new banking centers and new stand-alone branch, equipment and occupancy expenses were up by 5.42% or $143,000 for the six month period ending June 30, 2004, and 8.89% or $118,000 for the three month period ended June 30, 2004, as compared to the same period in 2003.

Other operating expenses increased by 27.35% or $1,219,000 for the six month period ending June 30, 2004 as compared to the same period in 2003. The single largest item included in this increase is attributed to the $297,000 expenses and related losses associated with the new carefree check program started in 2004.   In addition, legal fees increased by $95,000 or 76% as compared to the same period in 2003 due to legal services related to past due loans and other real estate owned.   Data processing expense increased by $199,000 or 38.05% as compared to the same period in 2003 due to growth of the banks and improvement in our technology platform.   Advertising and marketing increased by $97,000 or 26.65% and travel expense increased by $57,000 or 10.54% as compared to the same period in 2003. These increases are attributed to the increased marketing and sales activity of FSI.  Losses related to customer forgeries and fraud increased by $87,000 or 116% as compared to the same period in 2003.  Director and advisory director fees increased by $56,000 or 29.95% as compared to the same period in 2003. The Board of Directors added advisory directors for most of the counties that we have significant banking activity.  Our postage expense increased by 76,000 or 28.04%, and our printing and office supplies increased by $52,000 or 12.18% as compared to the same period in 2003.  These increases are attributed to the growth in banking operations and activity.

For the three month period ended June 30, 2004, other operating expenses increased by 5.33% or $126,000 compared to the same period in 2003.  Data processing expense increased by $114,000 or 39.455% as compared to the same period in 2003 due to growth of the banks and improvement in our technology platform.  Advertising and marketing increased by $43,000 or 21.94% as compared to the same period in 2003. This increase was attributed to the increased marketing and sales activity of FSI.  Losses related to customer forgeries and fraud increased by $107,000 or 195% as compared to the same period in 2003.  Director and advisory director fees increased by $53,000 or 56.99% as compared to the same period in 2003. Our postage expense increased by 54,000 or 45.73%, and our printing and office supplies increased by $37,000 or 17.54% as compared to the same period in 2003.  These increases are attributed to the growth in banking operations and activity.  The above expenses were partially offset by a recovery of $236,000 in estimated carefree losses related to our carefree checking program.

Income Taxes

We incurred income tax expenses of $1,014,000 which represents an effective rate of 31.88% for the three month period ended June 30, 2004 as compared to $307,000 which represents an effective tax rate of 19.68% for the same period in 2003.  In addition, we incurred income tax expenses of $1,558,000 which represents an effective rate of 28.60% for the six month period ended June 30, 2004 as compared to $624,000 which represents an effective tax rate of 19.17% for the same period in 2003.  These effective rate increases are due to a larger portion of our income being fully taxable, which is directly attributable to our nonbank subsidiary

We are not aware of any other known trends, events or uncertainties, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

B. Asset Quality

Provision for Loan Loss

The provision for loan losses was $1,958,000 and $1,140,000 for the first six months of 2004 and 2003 respectively.  For the three month period ended June 30, 2004, and 2003, respectively, the provision for loan losses was $829,000 and $594,000.  Approximately 50% of these increases were due to loan growth.  The reserve at June 30, 2004 represented 201% of non-accrual loans while the reserve at June 30, 2003 represented 523% of non-accrual loans. Non accrual loans have increased from $1,432,000 at June 30, 2003 to $4,439,000 as of June 30, 2004.  The increase in non-accrual loans was mostly due to the addition of one loan of $2.3 million.  Past due loans greater than 90 days and accruing interest have decreased from $2,093,000 in 2003 to $1,789,000 in 2004.

Repossessed real estate owned by the bank decreased 9.54% from $5,272,000 at December 31, 2003, to $4,769,000 in June 2004. Other real estate is carried in the books at the lesser of cost or fair market value, less estimated costs to sell, with no significant losses anticipated.

Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. As of June 30, 2004, non-accrual loans and other real estate owned totaled approximately $9,208,000 as compared to $7,355,000 as of June 30, 2003. The ratio of the loan loss reserve balance to the total loan balance at June 30, 2004 was 1.47% as compared to 1.39% at December 31, 2003.   As of June 30, 2004, management considered our allowance for loan losses adequate to cover any anticipated losses.

Non-accrual, Past Due and Restructured Debt

The following table, dollars in thousands, is a summary of non accrual, past due and restructured debt

June 30, 2004

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 528	$ 150	$239
Real Estate Loans	3,651	1,152	637
Consumer Loans	260	487	--

Total	$4,659	$1,789	$876

June 30, 2003

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 251	$ 548	$ 14
Real Estate Loans	1,035	1,213	898
Consumer Loans	146	332	0

Total	$1,432	$2,093	$912

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

Allowance for Loan Loss

The following table, dollars in thousands, furnishes information on the loan loss reserve for the current six month reporting period and the same period for 2003.

	2004	2003
	(Dollars in Thousands)

Beginning Balance	$ 7,561	$ 7,742

Less Charge Offs:
Commercial Loans	(163)	(181)
Real Estate Loans	(280)	(859)
Consumer Loans	(345)	(474)

	(788)	(1,514)

Plus Recoveries:
Commercial Loans	54	16
Real Estate Loans	49	12
Consumer Loans	101	94

	204	122

Net Charge-offs	(584)	(1,392)

Provision for loan loss	1,958	1,140
Ending Balance	$ 8,935	$ 7,490

Our Company operates in three distinct markets, northeast Georgia, midwest Georgia and mideast Alabama. Each of these markets has seen a modest increase in unemployment and bankruptcy filings.

16

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

At June 30, 2004, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 106.30% which was within its targeted range of 80% to 120%.

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change. Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The June 2004 model reflects an increase of 1.64% in net interest income and a 1.28% decrease in market value equity for a 200 basis point increase in rates. The same model shows a   1.69% decrease in net interest income and a 1.17% increase in market value equity for a 200 basis point decrease in rates. The Company’s policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was named in a lawsuit in the Superior Court of Greene County, Georgia on May 18, 2004.  The case was removed to the Middle District of Georgia in June 2004.  The plaintiff in the case is seeking class action certification for owners of self-directed individual retirement accounts at the Company's Georgia bank subsidiary that included investments in securities issued by Stewart Finance Company, National Finance Company or D&E Acquisitions, Inc.  These issuing companies are bankrupt and have defaulted on the securities.  The plaintiff claims that the Company aided and abetted and conspired with the issuing companies in issuing unregistered securities, committing acts in violation of the Georgia racketeering statute and in committing common law fraud.  Although the plaintiff has not made a specific claim for damages, he is claiming that the proposed class is entitled to the amount of the lost investment in the securities and treble and punitive damages.  The Company denied liability in this case and does not believe the case will have a material adverse effect on the Company.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 14, 2004.  Total shares outstanding amounted to 2,139,087.  A total of 1,683,276 shares  (78.69%) were represented by shareholders in attendance or by proxy.  The following slate of directors were re-elected to serve for a one-year term.  The results of the election were as follows:

	Shares Voted:
	For	Against	Abstain

Steven C. Adams	1,683,276	0	0
Edwin B. Burr	1,683,276	0	0
H. Calvin Stovall, Jr.	1,683,276	0	0
Dean C. Swanson	1,683,276	0	0
George D. Telford	1,683,276	0	0
Dr. A. Dan Windham	1,683,276	0	0
J. Alton Wingate	1,683,276	0	0
Lois M. Wood-Schroyer	1,683,276	0	0

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

COMMUNITY BANKSHARES, INC.

DATE: August 16, 2004	BY: /s/ Harry L. Stephens Harry L. Stephens, Executive Vice President and Chief Financial Officer