Form 10-Q
period 2004-09-30
COMMUNITY BANKSHARES INC /GA/
filed 2004-11-12
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2004; 2,137,740

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3
	September 30, 2004 and December 31, 2003

	Consolidated Statements of Income	4
	and Comprehensive Income for Three
	and Nine Months Ended September 30, 2004 and 2003

	Consolidated Statements of Cash Flows -	5
	Nine Months Ended September 30, 2004 and 2003

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	10
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sale of Equity Securities and use of Proceed	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8 - K	16

	31.1 and 31.2 - Rule 13a-15(e) and 15d-15(e) Certifications

	32 - Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9-6 of the Sarbanes-Oxley Act of 2002.

	Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands)

	(Unaudited)
Assets	2004	2003
Cash and due from banks	$40,563	$44,729
Interest-bearing deposits in banks	745	429
Federal funds sold	17,405	19,600
Securities available-for-sale	101,844	103,458
Securities held-to-maturity (fair value $22,661 and $24,352)	21,262	22,628
Restricted equity securities, at cost	1,471	1,243
Loans, net of unearned income	618,263	545,466
Less allowance for loan losses	9,199	7,561
Loans, net	609,064	537,905
Premises and equipment, net	17,799	15,239
Intangible assets, net	883	1,090
Goodwill	968	968
Other real estate	4,208	5,272
Other assets	13,961	13,624
Total assets	$830,173	$766,185
Liabilities, Redeemable Common Stock and Shareholders’ Equity
Liabilities: Deposits: Noninterest-bearing	$127,028	$111,562
Interest-bearing demand	186,261	174,070
Savings	39,707	35,157
Time, $100,000 and over	129,978	123,975
Other time	234,363	225,840
Total deposits	717,337	670,604
Other borrowings	25,884	16,153
Other liabilities	9,942	7,986
Total liabilities	753,163	694,743
Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $682 and $974, at September 30, 2004 and December 31, 2003 respectively	15,710	15,783
Shareholders' equity Common stock, par value $1; 5,000,000 shares authorized; 2,206,830 and 2,204,330 shares issued at September 30, 2004 and December 31, 2003, respectively	2,207	2,204
Capital surplus	6,512	6,342
Retained earnings	54,233	48,069
Accumulated other comprehensive income	1,311	1,607
Less cost of 69,090 and 60,135 shares of treasury stock at September 30, 2004 and December 31, 2003, respectively	(2,963)	(2,563)
Total shareholders' equity	61,300	55,659
Total liabilities, redeemable common stock and shareholders' equity	$830,173	$766,185

See Notes to Consolidated Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income: Loans, including fees	$10,457	$ 9,442	$30,168	$28,189
Taxable securities	585	575	1,732	1,822
Nontaxable securities	648	746	2,006	2,268
Interest-bearing deposits in other banks	3	1	8	6
Federal funds sold	62	49	139	186
Total interest income	11,755	10,813	34,053	32,471
Interest expense: Deposits	3,047	2,985	8,578	9,656
Other borrowings	223	198	652	592
Total interest expense	3,270	3,183	9,230	10,248
Net interest income	8,485	7,630	24,823	22,223
Provision for loan losses	579	546	2,537	1,686
Net interest income after Provision for loan losses	7,906	7,084	22,286	20,537
Other income: Service charges on deposit accounts	2,507	1,404	7,350	4,010
Other service charges, commissions and fees	599	478	1,676	1,475
Gains on sale of loans	22	93	183	180
Nonbank subsidiary income	2,215	627	5,346	2,163
Security gains, net	--	--	63	--
Other operating income	134	159	481	456
Total other income	5,477	2,761	15,099	8,284
Other expenses: Salaries and employee benefits	5,255	4,316	15,350	12,940
Equipment expense	948	822	2,636	2,483
Occupancy expense	579	497	1,674	1,476
Other operating expenses	2,985	2,348	8,661	6,805
Total other expenses	9,767	7,983	28,321	23,704
Income before income taxes	3,616	1,862	9,064	5,117
Income tax expense	1,118	437	2,676	1,061
Net income	$ 2,498	$ 1,425	$ 6,388	$ 4,056
Other comprehensive income (loss): Unrealized gains (losses) on securities available for sale: Unrealized gains (losses) arising during the period, net of taxes	978	(1,132)	(258)	(402)
Reclassification adjustment for gains realized in net income, net of taxes	--	--	(38)	--
Total other comprehensive income (loss)	978	(1,132)	(296)	(402)
Comprehensive income	$3,476	$ 293	$ 6,092	$ 3,654
Basic earnings per common share	$ 1.17	$ .67	$ 2.99	$ 1.89
Diluted earnings per common share	$ .16	$ .66	$ 2.98	$ 1.88
Cash dividends per share of common stock	$ .08	$ .07	$ .24	$ .21

     See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
(Unaudited)

	2004	2003
OPERATING ACTIVITIES Net income	$ 6,388	$ 4,056
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	2,304	2,330
Provision for loan losses	2,537	1,686
Deferred income taxes	(682)	(513)
Net realized gains on securities available-for-sale	(63)	--
Net losses on sale of other real estate	3	49
(Increase) decrease in interest receivable	(336)	272
Increase (decrease) in interest payable	345	(985)
Increase in taxes payable	274	586
Increase in accounts Receivable of nonbank subsidiary	(651)	(142)
(Increase) decrease in work in Process of nonbank subsidiary	(6)	319
Increase (decrease) in accruals and payables of nonbank subsidiary	870	(668)
Net other operating activities	2,915	55
Net cash provided by operating activities	$ 13,898	$ 7,044
INVESTING ACTIVITIES Purchases of securities available-for-sale	(21,536)	(25,311)
Proceeds from sales of securities available-for-sale	9,850	--
Proceeds from maturities of securities available-for-sale	12,642	19,717
Proceeds from maturities of securities held-to-maturity	1,366	4,006
Net (increase) decrease in Federal funds sold	2,195	(15,950)
Net (increase) decrease in interest-bearing deposits in banks	(316)	8
Net increase in loans	(76,788)	(32,936)
Purchase of premises and equipment	(4,588)	(826)
Proceeds from sales of other real estate	3,560	3,254
Net cash used in investing activities	$ (73,615)	$ (48,038)
FINANCING ACTIVITIES Net increase in deposits	46,733	33,677
Net increase in other borrowings	10,175	75
Repayment of other borrowings	(444)	(440)
Proceeds from exercise of options	--	30
Purchase of treasury stock	(400)	(1,134)
Dividends paid	(513)	(451)
Net cash provided by financing activities	$55,551	$31,757
Net decrease in cash and due from banks	$(4,166)	(9,236)
Cash and due from banks at beginning of the period	44,729	44,966
Cash and due from banks at end of the period	$40,563	$35,730
SUPPLEMENTAL DISCLOSURES Cash paid for: Interest	$8,885	$11,233
Income taxes	$3,084	$1,988
NONCASH TRANSACTIONS Principal balances on loans Transferred to other real estate	$3,092	$5,644

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

The results of operations for the three and nine month periods ending September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

During the third quarter of 2004, 2,500 options were granted at a strike price of 45.06, but have not yet vested.  In addition, there were no options granted during the three and nine months ended September 30, 2003.  Therefore, there would be no proforma effect on net income or earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE 3.          EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

Three Months Ended September 30, 2004 ( Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$2,498	2,139	$1.17
Effect of Dilutive Securities Stock options	–	6	(.01)

Diluted EPS	$2,498	2,145	$1.06

Three Months Ended September 30, 2003 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,425	2,142	$0.67
Effect of Dilutive Securities Stock options	–	7	(.01)

Diluted EPS	$1,425	2,149	$0.66

Nine Months Ended September 30, 2004 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$6,388	2,139	$2.99
Effect of Dilutive Securities Stock options	–	4	(.01)

Diluted EPS	$6,388	2,143	$2.98

Nine Months Ended September 30, 2003 (Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$4,056	2,151	$1.89
Effect of Dilutive Securities Stock options	–	4	(.01)

Diluted EPS	$4,056	2,155	$1.88

NOTE 4.          SEGMENT INFORMATION

Selected segment information by industry segment for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Reportable Segments (Dollars in thousands)
For the three month period ended Sept. 30, 2004	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$15,051	$2,048	$207	$17,306
Intersegment revenues (expenses)	(34)	94	493	553
Segment profit (loss)	2,806	1,074	(1,202)	2,678
Segment assets	$830,671	$16,355	$4,779	$851,805

	Reportable Segments (Dollars in thousands)
For the three month period ended Sept. 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,974	$595	$119	$13,688
Intersegment revenues (expenses)	(34)	90	585	641
Segment profit (loss)	2,218	(522)	(236)	1,460
Segment assets	$745,419	$14,873	$4,047	$764,339

	Reportable Segments (Dollars in thousands)
For the nine month period ended Sept. 30, 2003	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$12,974	$595	$119	$13,688
Intersegment revenues (expenses)	(34)	90	585	641
Segment profit (loss)	2,218	(522)	(236)	1,460
Segment assets	$745,419	$14,873	$4,047	$764,339

	Reportable Segments (Dollars in thousands)
For the nine month period ended Sept. 30, 2004	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$43,849	$4,809	$675	$49,333
Intersegment revenues (expenses)	(97)	276	1,765	1,944
Segment profit (loss)	7,091	1,408	(1,978)	6,521
Segment assets	$830,671	$16,355	$4,779	$851,805

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2004	2003	2004	2003

Net Income

Total profit for reportable segments	$3,880	$1,696	$8,499	$4,900
Non-reportable segment loss	(1,202)	(236)	(1,978)	(856)
Elimination of intersegment (gains) losses	(180)	(35)	(133)	12
Total consolidated net income	$2,498	$1,425	$6,388	$4,056

2004

Total Assets

Total assets for reportable segments	$847,026
Non-reportable segment assets	4,779
Elimination of intersegment assets	(216,326)
Total consolidated assets	$830,173

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our discussion below is based on the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under Item 7. Our discussions here focus on our results during or as of the quarter and nine months ended September 30, 2004, and the comparable period of 2003, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that 10-K for more detailed and background information.

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

Financial Condition

For the quarter ended September 30, 2004, we experienced growth in total assets, total loans and total deposits as compared to December 31, 2003. Total assets, loans, and deposits increased by 8.35%, 13.35% and 6.97% respectively.  The growth in deposits is attributable to our expanding markets and increased efforts to grow our deposit base to help fund our increased loan demand.  The growth in loans was funded by the maturity and sale of securities, advances from Federal Home Loan Bank, the growth in deposits and retention of earnings.

Liquidity

As of September 30, 2004, the liquidity ratio was 19.88% which is within our target range of 15 - 20%.  Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our guideline is to allow no more than an 8% change in net interest income when interest rates rise or fall 200 basis points or more. Our overall interest rate risk within these parameters was less than 2% of net interest income; therefore, we are within policy guidelines. We have attempted to position ourselves to minimize the impact of further changes in rates in either direction

Capital

Banking regulations require the Company and the banks to maintain minimum capital levels in relation to our assets. At September 30, 2004, the bank’s capital ratios were considered well capitalized based on regulatory capital requirements. The minimum capital requirements and the actual consolidated capital ratios are as follows:

	Actual	Regulatory Minimum

Leverage	9.02%	4.00
Core Capital	11646%	4.00
Total Capital	12.91%	8.00

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are advanced or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004 (Dollars in Thousands)	December 31, 2003 (Dollars in Thousands)

Commitments to extend credit	$73,614	$52,733
Financial standby letters of credit	2,745	4,077

The Company is currently constructing a main banking center in Clayton, Georgia.  The cost to complete this facility is estimated to be approximately $2,100,000 and will be placed into service no later than the first quarter of 2005.

A. Results of Operation

Net Income

Net income for the nine month period ended September 30, 2004, was $6,388,000 or an increase of 57.50% compared to the same period of 2003 and for the three month period ended September 30, 2004, was $2,498,000 or an increase of 75.30% over the same period of 2003.  These increases are directly attributed to the increase in revenue of our non-bank subsidiary, increase in net interest income and the increase in service charges on deposit accounts, net of increased provisions for loan losses and increased other expenses.

Net Interest Income

Net interest income for the nine month period ended September 30, 2004 was up 11.70% over the same period of 2003, from $22,223,000 to $24,823,000 and was up 11.21% for the three month period ending September 30, 2004 from $7,630,000 in the same period in 2003 to $8,485,000 in 2004.  These increases were due to an increase in interest earned on earning assets and a decrease in interest expense.  Interest income was up by 4.87% for the nine month period ending September 30, 2004 from $32,471,000 to $34,053,000 and up 8.71% for the three month period ending September 30, 2004 from $10,813,000 to $11,755,000.  The increases were caused by the increase in earning assets.  Earning assets increased by 13.20% or $88,717,000 at September 30, 2004 as compared to September 30, 2003.  The largest increase in earning assets since September 30, 2003 was the increase in loans of $101,136,000 or 19.56%.  The primary reason for the increase in loans is our opening of a stand-alone branch and a loan production office during the later part of 2003.  Securities decreased by $4,928,000 while federal funds decreased by $7,745,000, during the same period.  Interest expense was down 9.93% or $1,018,000 for the nine month period ended September 30, 2004, over the same period in 2003 and up 2.73% or $87,000 for the three month period ending September 30, 2004, as compared to 2003.  Although total deposits increased, interest expense decreased due to the continued re-pricing of interest paid on deposits.

The Company’s net interest margin was 4.69% for the nine month period ended September 30, 2004 compared to 4.72% for the same period in 2003. Management anticipates a stable net interest margin over the next twelve months. Any increase in rates would have a slight positive effect on our net interest margin.

Other Income

Other income increased by $6,815,000 or 82.27% during the nine month period ended September 30, 2004 as compared to the same period of 2003 and the three month period ending September 30, 2004 showed an increase of $2,716,000 or 98.37% for the same three month period in 2003.  These increases are primarily due to increased service charges on deposit accounts of $3,340,000 or 83.29% for the nine month period ended September 30, 2004 as compared to the same period in 2003 and increased sales of $2,942,000 or 162.45% by Financial Supermarkets, Inc. (“FSI”), our nonbank subsidiary, as compared to the same period in 2003. Service charges on deposits increased primarily as a result of the banks adding a new check program that allows customers to overdraw their account, up to a specific limit.  The increase in FSI's sales is attributed to the increase in the number of sales compared to the prior year due to the expansion of our sales efforts nationwide and the resale of supermarket bank units in space released by the Canadian Imperial Bank of Commerce.

Other Expenses

Other expenses increased by 19.48% or $4,617,000 for the nine month period ending September 30, 2004 compared to the same period in 2003 and increased 22.35% or $1,784,000 for the three month period ending September 30, 2004 compared to the same period in 2003.  These increases are primarily attributable to an increase in full time equivalent employees from 395 at the end of September 2003 to 429 at the end of September 2004. The increase in full time equivalent employees was due to the addition of two new supermarket banking centers, one new stand-alone branch and a loan production office during the later part of 2003 as well as the overall growth of the Company’s banking operations. In addition, incentive commissions related to sales activity at FSI have increased due to increased sales over the previous year. These increases caused salaries and benefits to increase by 18.62% or $2,410,000 for the nine month period ended September 30, 2004 and 21.76% or $939,000 for the three month period ended September 30,2004, as compared to the same period in 2003.

Also attributable to the two new banking centers and new stand-alone branch, equipment and occupancy expenses were up by 8.87% or $351,000 for the nine month period ending September 30, 2004, and 15.77% or $208,000 for the three month period ended September 30, 2004, as compared to the same period in 2003.

Other operating expenses increased by 27.27% or $1,856,000 for the nine month period ending September 30, 2004 as compared to the same period in 2003. The single largest item included in this increase is attributed to $499,000 of expenses and losses associated with the new check program started in 2004.  In addition, legal fees increased $191,000 or 107.91% as compared to the same period in 2003 due to legal services related to past due loans, other real estate owned and the class action lawsuit described in Part II information Item 1 of this Quarterly Report on From 10-Q.  Data processing expense increased $327,000 or 39.26% as compared to the same period in 2003 due to growth of the banks and improvements in our technology platform.  Advertising and marketing increased $125,000 or 22.20% and travel expense increased $10,000 or 1.2% as compared to the same period in 2003. These increases are attributed to the increased marketing and sales activity of FSI.  Losses related to customer forgeries and fraud increased $60,000 or 36.36 % as compared to the same period in 2003.  Director and advisory director fees increased by $96,000 or 34.16% as compared to the same period in 2003. The Board of Directors added advisory directors for most of the counties that we have significant banking activity.  Our postage expense increased $80,000 or 19.61%, and our printing and office supplies increased $80,000 or 12.42% as compared to the same period in 2003.  These increases are attributed to the growth in banking operations and increased activity.

For the three month period ended September 30, 2004, other operating expenses increased 27.13% or $637,000 compared to the same period in 2003.  Data processing expense increased $128,000 or 41.29% as compared to the same period in 2003 due to growth of the banks and improvements in our technology platform.  Advertising and marketing increased $28,000 or 14.07% as compared to the same period in 2003. This increase was attributed to the increased marketing and sales activity of FSI.  Director and advisory director fees increased $40,000 or 42.55% as compared to the same period in 2003.  Our printing and office supplies increased $28,000 or 12.90% as compared to the same period in 2003.  These increases are attributed to the growth in banking operations and increased activity.

Income Taxes

We incurred income tax expenses of $1,118,000, which represents an effective rate of 30.92%, for the three month period ended September 30, 2004, as compared to $437,000, which represents an effective tax rate of 23.47%, for the same period in 2003.  In addition, we incurred income tax expenses of $2,676,000, which represents an effective rate of 29.52%, for the nine month period ended September 30, 2004, as compared to $1,061,000, which represents an effective tax rate of 20.73%, for the same period in 2003.  These effective rate increases are due to a larger percentage of our income being fully taxable as a result of our increased taxable income.

We are not aware of any other known trends, events or uncertainties, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

B. Asset Quality

Provision for Loan Loss

The provision for loan losses was $2,537,000 and $1,686,000 for the first nine months of 2004 and 2003, respectively.  For the three month period ended September 30, 2004, and 2003, respectively, the provision for loan losses was $579,000 and $546,000.  Approximately 50% of these increases was due to loan growth.  The reserve at September 30, 2004 represented 244% of non-accrual loans while the reserve at September 30, 2003 represented 476% of non-accrual loans. Non accrual loans have increased from $1,658,000 at September 30, 2003 to $3,773,000 as of September 30, 2004.  The increase in non-accrual loans was mostly due to the addition of one loan of $2.3 million.  Past due loans greater than 90 days and accruing interest have increased from $2,270,000 in 2003 to $2,539,000 in 2004.

Repossessed real estate owned by the bank decreased 20.18% from $5,272,000 at December 31, 2003, to $4,208,000 in September 2004. Other real estate is carried in the books at the lesser of cost or fair market value, less estimated costs to sell, with no significant losses anticipated.

Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. As of September 30, 2004, non-accrual loans and other real estate owned totaled approximately $7,981,000 as compared to $7,486,000 as of September 30, 2003. The ratio of the loan loss reserve balance to the total loan balance at September 30, 2004 was 1.49% as compared to 1.39% at December 31, 2003.   As of September 30, 2004, management considered our allowance for loan losses adequate to cover any anticipated losses.

Non-accrual, Past Due and Restructured Debt

The following table, dollars in thousands, is a summary of non accrual, past due and restructured debt

September 30, 2004

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 707	$ 341	$239
Real Estate Loans	2,846	1,733	628
Consumer Loans	220	459	26

Total	$3,773	$2,533	$893

September 30, 2003

	Non-accrual	Past Due	Restructured
	Loans	90 days	Debt
		Still accruing

Commercial Loans	$ 249	$ 508	$ 14
Real Estate Loans	1,287	1,216	889
Consumer Loans	122	546	-

Total	$1,658	$2,270	$903

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

Allowance for Loan Loss

The following table, dollars in thousands, furnishes information on the loan loss reserve for the current nine month reporting period and the same period for 2003.

	2004	2003
	(Dollars in Thousands)

Beginning Balance	$ 7,561	$ 7,742

Less Charge Offs:
Commercial Loans	(244)	(263)
Real Estate Loans	(321)	(906)
Consumer Loans	(614)	(537)

	(1,179)	(1,706)

Plus Recoveries:
Commercial Loans	56	18
Real Estate Loans	52	17
Consumer Loans	172	139

	280	174

Net Charge-offs	(899)	(1,532)

Provision for loan loss	2,537	1,686
Ending Balance	$ 9,199	$ 7,896

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

Accordingly, the Company also evaluates how changes in interest rates impacts the repayment of particular assets and liabilities. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may significantly affect net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Also, prepayments and early withdrawal levels could deviate significantly from those reflected in the interest rate gap. The Company prepares a report monthly that measures the potential of the banks’ impact on net interest margin by rising or falling rates. This report is reviewed monthly by the Asset/Liability Committee and quarterly by each Board of Directors.

At September 30, 2004, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 105.28% which was within its targeted range of 80% to 120%.

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change. Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The September 2004 model reflects an increase of 1.65% in net interest income and a 5.83% decrease in market value equity for a 200 basis point increase in rates. The same model shows a  1.72% decrease in net interest income and a 2.29% increase in market value equity for a 200 basis point decrease in rates. The Company’s policy is to allow no more than +-8% change in net interest income and no more than +-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines.

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

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company was named in a lawsuit in the Superior Court of Greene County, Georgia on May 18, 2004.  The case was removed to the Middle District of Georgia in June 2004.  The plaintiff in the case is seeking class action certification for owners of self-directed individual retirement accounts at the Company’s Georgia bank subsidiaries that included investments in securities issued by Stewart Finance Company, National Finance Company or D&E Acquisitions, Inc.  These issuing companies are bankrupt and have defaulted on the securities.  The plaintiff claims that the Company aided and abetted and conspired with the issuing companies in issuing unregistered securities, committing acts in violation of the Georgia racketeering statute and in committing common law fraud.  Although the plaintiff has not made a specific claim for damages, he is claiming that the proposed class is entitled to the amount of the lost investment in the securities and treble and punitive damages.  The Company has denied liability in this case and does not believe the case will have a material adverse effect on the Company.

ITEM 2.     Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities in the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	-	-	-	-
August 1-31	-	-	-	-
September 1-30	1,347	$45.06	-	-
Total	1,347	$45.06	-	-

________________
(1)           The shares purchased during the third quarter of 2004 were purchased as treasury stock.

ITEM 3.     Defaults upon Senior Securities - None

ITEM 4.     Submission of matters to a vote of Security Holders - None

ITEM 5.     Other Information  - None

ITEM 6.      EXHIBITS

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

COMMUNITY BANKSHARES, INC.

DATE: November 12, 2004	BY: /s/ Harry L. Stephens Harry L. Stephens, Executive Vice President and Chief Financial Officer