Form 10-K
period 2004-12-31
COMMUNITY BANKSHARES INC /GA/
filed 2005-03-31
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No ☐.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes   ☐    No  ☒.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2004: $43,675,216 (based upon approximate market value of $45.06/share, the latest sales price known to the Registrant for the Common Stock at such date, for which there is no established trading market).

As of March 29, 2005, 2,141,585 shares of Common Stock, par value $1.00 per share, were issued and outstanding.

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

Community operates ten traditional bank branches and twenty-two banking offices in supermarkets and Wal-Mart stores in nine northeast Georgia counties. Its traditional branches are located in Habersham, Jackson, Hall, Rabun, Barrow and White Counties. Community-Troup has two traditional branches in Troup County, Georgia and three in-store offices in Troup and adjacent Muscogee County (Columbus). Community-Alabama operates one traditional branch in Bulloch County, Alabama and one traditional branch and two  in-store locations in adjacent Montgomery County.

Deposits. Each Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2004, our aggregate deposit base, totaling approximately $726.9 million, consisted of approximately $119 million in non-interest-bearing demand deposits (16.38% of total deposits), approximately $197.9 million in interest-bearing demand deposits (including money market accounts) (27.23% of total deposits), approximately $39 million in savings deposits (5.37% of total deposits), approximately $234.9 million in time deposits in amounts less than $100,000 (32.32% of total deposits), and approximately $135.9 million in time deposits of $100,000 or more (18.70% of total deposits).

Loans. Each Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for customers. In addition, Community also operates a loan production office in Gainesville, Georgia. The Gainesville loan production office originates loans guaranteed by the Small Business Administration (the “SBA”) and resells the guaranteed portion of such loans to others. Each Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2004, consumer and other, real estate (including mortgage and construction loans) and commercial loans represented approximately 9%, 83% and 8% respectively, of our total loan portfolio. Real estate loans made by the Banks include residential real estate, construction, acquisition and development loans, as well as loans for other purposes, which are secured by real estate.

Commercial lending is directed principally toward businesses within the market area of the Banks or existing or potential deposit customers of the Banks. The Gainesville loan production office, however, makes loans to individuals and businesses that are not located in its market. Commercial loan collateral includes marketable securities, certificates of deposit, accounts receivable, inventory and equipment. Commercial lending decisions are based upon a determination of the borrower’s ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower’s cash flow and sales trends, as well as relevant economic conditions. This category includes loans made to individuals, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, downturn in industry and economic trends, deteriorated or non-existing collateral, fraud, bankruptcy and changes in interest rates.

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

Loan Review and Non-Performing Assets. The Company reviews the loan portfolio of each Bank to determine deficiencies and corrective action to be taken. Senior lending officers at the Banks conduct periodic reviews of borrowers and ongoing reviews of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the particular Bank’s Board of Directors. The Boards of Directors review all relationships for Community over $400,000 and samples below $400,000, for Community-Alabama over $150,000 and samples below $150,000 and for Community-Troup over $275,000 and samples below $275,000, whether current or past due, are reviewed by the respective Bank’s Board of Directors at least once annually. In addition, each Bank maintains internal classifications of problem and potential problem loans.

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

Since 1984, Financial Supermarkets has assisted clients with the development of over 710 bank facilities in supermarkets and other retail locations throughout the United States. Over its 20-year history, Financial Supermarkets has expanded the scope of its business beyond supermarket bank consulting and development to include regulatory consulting for the financial services industry, marketing consulting, a travel agency, and owning an interest in a company designed to provide wholesale internet services.

Financial Properties. Financial Properties is the Century 21® real estate franchisee in Habersham, Stephens, Jackson and White Counties, Georgia.

Competition

The Banks. The banking business is highly competitive. The Banks compete with other banks, savings associations, finance companies, credit unions, governmental agencies, and other financial service organizations in the three markets in which the Banks operate. Many of these competitors have substantially greater resources than do the Banks.

Non-Banking Subsidiaries. Financial Supermarkets primarily competes in the in-store bank branch consulting business with International Banking Technologies of Atlanta, Georgia, and Memphis-based National Commerce Bank Services, Inc. Financial Properties competes with other real estate brokers in Habersham, Stephens, Jackson and White Counties, Georgia.

Employees

At December 31, 2004, the Company had 405 full-time employees and 37 part-time employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and our management believes that the Company’s employee relations are good.

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

The Act requires every financial holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a financial holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

•	making or servicing loans and certain types of leases;
•	performing certain data processing services;
•	acting as fiduciary or investment or financial advisor;
•	providing brokerage services;
•	underwriting bank eligible securities;
•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
•	making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the "GLB Act"), and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed “financial in nature” include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;
•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
•	providing financial, investment, or economic advisory services, including advising an investment company;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
•	underwriting, dealing in or making a market in securities.

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

The Banks are each state-chartered banks regulated by the DBF or ABD, as applicable, and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a Georgia bank without first obtaining the written permission of the DBF unless such bank meets all of the following requirements:

•	Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

•
The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

•	The ratio of equity capital to adjusted assets is not less than 6%.

Under the regulations of the ABD, dividends may be declared by a state bank without obtaining the prior written approval of the ABD only if:

•	the bank’s surplus (as defined by regulation) is equal to at least 20% of its capital (as defined by regulation) and

•
the aggregate of all dividends declared or anticipated to be declared in the calendar year does not exceed the total of its net earnings (as defined by regulation) of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Banks, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2004, retained earnings available from the Banks to pay dividends totaled approximately $6.2 million without regulatory approval. For 2004, the Company’s cash dividend payout to shareholders was 7.91% of net income.

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

Loans. Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.

Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Company and the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Compliance with the USA Patriot Act requires the Banks to engage in additional record keeping and reporting, to obtain identification of account owners or customers of foreign bank account holders, and to restrict or prohibit certain correspondent accounts.
Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier One Capital (as defined below) to risk-weighted assets of 4%; and (3) a minimum stockholders’ equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Company’s capital requirements.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) A “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC’s regulations, all of the Banks were “well capitalized” institutions at December 31, 2004.

Set forth below are pertinent capital ratios for the Company and the Banks as of December 31, 2004.

	Community	Community- Alabama	Community- Troup	The Company

Tier One Capital to Risk-based Assets	10.95%	15.10%	11.61%	11.53%

Total Capital to Risk-based Assets	12.21%	16.35%	12.65%	12.79%

Leverage Ratio (Tier One Capital to Average Assets)	8.57%	11.26%	8.32%	9.09%

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

ITEM 2.     PROPERTIES.

Community’s main office is located at 448 North Main Street, Cornelia, Georgia and it has nine other full-service branches in Habersham, Jackson, Hall, Rabun, Barrow and White counties; two loan production offices, one in Hall County and one in Barrow County; and eighteen branches in supermarkets and Wal-Mart Stores. In addition, Community operates four other branches in supermarkets and Wal-Mart Stores in adjacent counties. Community-Troup’s main office is located at 201 Broad Street, LaGrange, Georgia and it has one full-service branch, three branches in supermarkets and Wal-Mart stores and one loan production office in Columbus, Georgia. Community-Alabama’s main office is located at 202 N. Powell Street, Union Springs, Alabama and it has two branches in supermarkets and Wal-Mart stores and one full service branch in Montgomery County.

Community owns the property occupied by the operations center and the trust department in Cornelia and leases the property occupied by the Loan Production Office in Gainesville and Winder, Georgia. Financial Supermarkets owns its main office located in Cornelia, Georgia, and leases an office in Atlanta, Georgia. Financial Properties leases office space in Habersham, White, Jackson and Stephens Counties, Georgia.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years. The Company’s common stock is not traded on any established pubic trading market. As of March 24, 2005, there were approximately 472 shareholders of record and 2,151,858 shares outstanding. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company’s stock transfer records.

	Sales Prices by Quarter
	High	Low
Fiscal Year 2004
First Quarter	$45.06	$44.38
Second Quarter	45.06	45.06
Third Quarter	45.06	45.06
Fourth Quarter	45.06	45.06

Fiscal Year 2003
First Quarter	$44.38	$44.32
Second Quarter	44.38	44.38
Third Quarter	44.38	44.38
Fourth Quarter	44.38	44.38

Dividends

Set forth below is dividend information for the past two fiscal years.

	Dividends Paid Per Share
	2004	2003
First Quarter	$0.08	$0.07
Second Quarter	$0.08	$0.07
Third Quarter	$0.08	$0.07
Fourth Quarter	$0.09	$0.08

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2004, the Company had one repurchase of 655 shares at $45.06 per share on December 20th.

On January 13, 2005, the Board of Directors of the Company voted unanimously to declare a one for five-hundred reverse stock split for the primary purpose of “going private” which will relieve the Company from the expense and burden associated with compliance with both current and proposed federal securities laws and regulations. Since the Board of Directors and executive officers, as defined by securities law, do not collectively control more than 50% of the voting shares of the Company’s outstanding stock and since the reverse stock split is subject to regulatory and shareholder approval to amend the Company’s articles of incorporation, we have not restated the equity section of the balance sheet or per share amounts. The following table illustrates the effect on earnings per share if the Company had reflected the one for five-hundred reverse stock split.

	Years Ended December 31,
	2004	2003	2002
Earnings per share:
Basic - as reported	$4.17	$2.83	$3.73
Basic - pro forma	$2,087.00	$1,416.00	$1,865.00
Diluted - as reported	$4.16	$2.83	$3.72
Diluted - pro forma	$2,078.00	$1,414.00	$1,859.00

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	Dollars in Thousands, Except Per Share Amounts
Selected Statement Of Income Data:

Total interest income	$46,140	$43,409	$43,488	$48,502	$47,039

Total interest expense	12,752	13,228	16,501	23,240	22,303

Net interest income	33,388	30,181	26,987	25,262	24,736

Provision for loan losses	3,037	3,296	3,320	2,364	1,620

Nonbank subsidiary income	6,560	3,122	10,586	10,826	8,915

Other income	14,210	9,102	8,378	6,951	5,678

Other expenses	38,517	31,255	31,182	30,425	27,085

Net income	8,927	6,087	8,123	7,175	7,622

Earnings per share	4.17	2.83	3.73	3.29	3.50

Diluted earnings per share	4.16	2.83	3.72	3.26	3.46

Cash dividends per share	.33	.29	.25	.21	.18

Selected Balance Sheet Data:

Total assets	$843,378	$766,185	$700,246	$646,209	$590,323

Total deposits	726,975	670,604	607,354	562,215	507,495

Other borrowings	25,794	16,153	16,665	12,070	10,844

Redeemable common stock held
by ESOP net of unearned ESOP shares related to ESOP debt	18,925	15,783	15,194	15,160	15,088

Shareholders’ equity	60,115	55,659	51,853	43,443	38,249

Return on assets (1)	1.11%	.84%	1.22%	1.17%	1.40%
Return on equity (2)	12.02%	8.86%	13.06%	12.73%	16.45%
Dividend payout ratio (3)	7.91%	10.24%	6.70%	6.38%	5.14%
Equity to assets ratio (4)	9.25%	9.50%	9.32%	9.20%	8.48%
_________________________________________
(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends declared per share divided by basic earnings per share.
(4) Average equity divided by average total assets.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following is a discussion and analysis of the Company’s financial condition at December 31, 2004 and 2003 and the results of operations for the three-year period ended December 31, 2004. The purpose of the discussion is to focus on information about the Company’s financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the selected financial information and statistical data presented elsewhere in this Annual Report.

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2004, 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

In addition to earning interest on our loans and investments, we earn income through fees we charge to our customers. Our non-bank subsidiary enhances our ability to generate non-interest income. However, the income generated from Financial Supermarkets is not as predictable as income generated from our Banks. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

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

Balance Sheet Review. We experienced moderate growth during 2004. For the year ended December 31, 2004, consolidated assets grew $77.2 million, or 10.07%, up from 2003 growth of $65.9 million or 9.42%. During 2004, our average assets were $803.2 million, compared with $723.6 million during 2003. This represents an 11.01% increase in average assets during 2004 compared with an 8.37 % increase during 2003.

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

(Dollars in Thousands: not taxable equivalent)	Year Ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets
Interest and fees on loans (1)(2)	$599,390	40,866	6.82%	$511,824	37,729	7.37%	$469,710	$37,423	7.97%
Interest on taxable securities	64,755	2,366	3.65%	62,657	2,454	3.92%	56,091	2,766	4.93%
Interest on nontaxable securities	56,254	2,663	4.73%	62,516	2,981	4.77%	62,636	2,986	4.77%
Interest on Federal funds sold	18,943	233	1.23%	21,983	226	1.03%	18,861	302	1.60%
Interest on deposits in banks	440	12	2.73%	607	20	3.29%	750	11	1.47%
Total interest earning assets	739,782	46,140	6.24%	659,587	43,410	6.58%	608,048	43,488	7.15%
Total non-interest earning assets	63,446			64,003			59,619

Total assets	803,228			723,590			667,667

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest on demand deposits	174,539	1,576.90%		148,886	1,285.86%		131,621	1,727	1.31%
Interest on savings deposits	38,408	204.53%		33,631	192.57%		29,826	226.76%
Interest on time deposits	363,443	10,090	2.78%	350,000	10,963	3.13%	336,654	13,826	4.11%
Interest on other borrowings	23,850	882	3.70%	16,377	789	4.82%	13,709	722	5.27%
Total interest-bearing liabilities	600,240	12,752	2.12%	548,894	13,229	2.41%	511,810	16,501	3.22%
Other non-interest bearing liabilities	128,723			105,962			93,655
Shareholders’ equity (3)	74,265			68,734			62,202

Total liabilities and shareholders’ equity	803,228			723,590			667,667

Excess of interest earning assets
over interest bearing liabilities	$139,542			$110,693			$96,238
Ratio of interest earning assets
to interest bearing liabilities	123%			120%			119%
Net interest income		$33,388			$30,181			$26,987
Net interest spread			4.12%			4.17%			3.93%
Net interest margin			4.51%			4.58%			4.44%
_________________________
(1) Includes non-accrual loans of  $4.51, $4.16, and $5.51 million for the years 2004, 2003 and 2002, respectively.
(2) Loans are net of unearned fees.
(3) Unrealized gains & losses are included in equity, net of taxes.

Our total earning assets, which include investment securities, loans, federal funds sold, and interest-bearing deposits in banks increased $91.9 million or 13.32% during 2004. During 2003, earning assets increased $63.2 million, or 10.03% over 2002. Average earning assets for 2004 were $739.8 million, an increase of 12.16% over average earning assets in 2003 which were $659.6 million or an increase of 8.48% over 2002.

Our total investments increased in 2004 by $11.4 million or 9.18% from 2003. Average investments in 2004 were $121 million, a 3.33% decrease over average investments for 2003. Our total investments decreased in 2003 by $1.3 million or .98% over 2002. Average investments in 2003 were $125.2 million, a 5.43% increase over average investments for 2002.

Types of Investments

The carrying amounts of securities, which is fair value for available-for-sale and cost for held-to-maturity, at the dates indicated are summarized as follows:

	Dollars in Thousands
Securities Available-for-Sale	2004		2003		2002

	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and agency securities	$53,402	$53,502	$37,191	$38,261	$32,542	$34,095
State and municipal securities	35,037	36,507	37,436	39,088	38,494	39,665
Mortgage-backed securities (1)	15,785	15,688	22,640	22,597	20,994	21,542
Equity securities (2)	11,655	11,655	4,755	4,755	6,270	6,270
Total securities available for sale	$115,879	$117,352	$102,022	$104,701	$98,300	$101,572

	Dollars in Thousands
Securities Held-to-Maturity	2004		2003		2002
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
State and municipal securities	$20,217	$21,330	$22,628	$24,352	$27,016	$28,681

__________________________________________
(1)  All mortgage-backed securities are government guaranteed.
(2)  Includes restricted equity securities.

The Banks’ mortgage-backed portfolio consists of seventy-six U.S. Government corporation collateralized mortgage obligations. The actual maturity of these securities will differ from the contractual maturity because borrowers on the underlying loans usually have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to increase while increases in the interest rates will have the opposite effect on prepayments. Prepayments of the underlying loans may shorten the life of the security, thereby adversely effecting the yield to maturity. In an increasing interest rate environment, the Banks may have an obligation yielding a return less than the current yields on securities. However, because the majority of these mortgage-backed securities have adjustable rates, negative effects of changes in interest rates on earnings and carrying values of these securities are mitigated.

At December 31, 2004, we had net unrealized gains of approximately $1.5 million in the securities available for sale portfolio as compared to net unrealized gains of approximately $2.7 million at December 31, 2003. Net unrealized gains represent the difference in the amortized cost of those securities and the fair value at those dates and are included in shareholders’ equity, net of the tax effect. Management sells securities to meet liquidity needs and may sell securities in rising interest-rate environments to take advantage of higher returns in the long run. In 2004, we sold $9.8 million of securities classified as available for sale, realizing net gains of $63,000. In 2003, we sold $2.5 million of securities classified as available for sale, realizing net gains of $77,000. The held to maturity securities portfolio included net unrealized gains of approximately $1.1 million at December 31, 2004 compared to net unrealized gains of $1.7 million at December 31, 2003. Such gains are not recognized in income or equity until such securities are sold. U.S. Treasury, other U.S. Government agencies and corporations and mortgage-backed securities, which provide reasonable returns with limited risk, represent 50.29% of the total portfolio. The remaining portfolio is comprised of municipal securities, and equity securities, which provide, in general, higher returns on a tax equivalent basis, with greater risk elements.

Maturities of Investments

The amounts of securities in each category as of December 31, 2004 are shown in the following table according to maturity classifications of one year or less, after one year through five years, after five years through ten years, and after ten years.

(Dollars in Thousands)	U. S. Treasury and Other U. S. Government agencies and corporations(2)		Municipal securities(3)		Other Securities(4)
	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale (1)

One year or less	$9,351	5.51%	$1,171	3.66%	$7,638.54%

After one year	40,836	3.89%	4,664	4.16%
Through five years

After five years
Through ten years	13,793	4.94%	6,219	4.82%

After ten years	5,209	4.73%	24,454	5.07%	4,017	3.40%

Total	$69,189	4.38	$36,508	4.87%	$11,655	1.53%

Held to Maturity (1)

One year or less			555	4.71%

After one year
Through five years			4,299	4.87%

After five years
Through ten years			10,043	5.37%

After ten years			5,320	5.45%

Total			$20,217	5.27%
______________________
(1)
Yields were computed using book value, coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)
The above schedule includes government guaranteed mortgage-backed securities based on their contractual maturity date. In practice, cash flow in these securities is significantly faster than their stated maturity schedules due to the normal payments of principal and interest as well as the prepayment of the mortgage loans backing the investment.

(3)	Yields on municipal securities have not been computed on a tax equivalent basis.

(4)	Other securities consists of equity securities and are included in the under one-year maturity range because the securities have no contractual maturity date.

Loans

Our total loans grew by $100 million during 2004 for an increase of 18.34% over 2003. Our total loans grew in 2003 by $54 million for an increase of 11% over 2002. During 2004, average loans were $599.4 million or an increase of 17.11% over 2003 compared to an increase during 2003 of 8.97% over 2002 to $511.8 million. The increase in loans is primarily the result of continued loan growth in our existing markets and expansion into a new market.

Types of Loans

The amounts of loans outstanding at the indicated dates are in the following table according to the type of loan.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Commercial, financial
and agricultural	$53,602	$50,690	$52,852	$53,299	$57,012
Real estate-construction (1)	83,075	52,786	40,342	32,397	28,120
Real estate-mortgage (2)	450,896	385,629	338,772	313,851	274,216
Consumer and other (3)	57,926	56,361	59,401	56,243	58,561
	$645,499	$545,466	$491,367	$455,790	$417,909
Less allowance for loan losses	(9,170)	(7,561)	(7,742)	(6,652)	(6,307)
Net loans(2)	$636,329	$537,905	$483,625	$449,138	$411,602

______________________________________

(1)	Includes acquisition and development loans.

(2)	Amounts are disclosed net of unearned loan income and unearned loan costs.

(3)	Commercial, financial and agricultural loans include loans held for sale in 2000. The Company had no loans held for sale in 2004, 2003, 2002 or 2001.

Maturities And Sensitivities Of Loans To Changes In Interest Rates

Total loans as of December 31, 2004 are shown in the following table according to maturity classifications one year or less, after one year through five years and after five years:

(Dollars in Thousands)
Maturity:
One year or less:
Commercial, financial and agricultural	$31,299
Real estate-construction (1)	78,075
All other loans	257,967
367,341
After one year through five years:
Commercial, financial and agricultural	13,944
Real estate-construction (1)	4,667
All other loans	198,379
216,990
After five years:
Commercial, financial and agricultural	6,804
Real estate-construction (1)	333
All other loans	54,031
61,168

$645,499

The following table summarizes loans at December 31, 2004 with due dates after one year which have predetermined and floating or adjustable interest rates:

(Dollars in Thousands)
Predetermined interest rates	$177,441
Floating or adjustable interest rates	100,717
$278,158

(1)     Includes acquisition and development loans.

Federal funds sold decreased by $19.6 million or 100.00% from year-end 2003 to 2004. Average federal funds for 2004 were $18.9 million or a 13.83% decrease. During 2003, average federal funds sold increased by $3.1 million or 16.55% as compared to 2002. The decrease in 2004 in federal funds sold was due to funding loan demand.

Deposits

The growth in total assets for the year ended December 31, 2004 was funded mainly by growth in deposits. Consolidated deposits grew $56.4 million or 8.41% in 2004 as compared to $63.2 million or 10.41% in 2003. Much of the increase in total deposits was concentrated in interest bearing and noninterest bearing demand deposits. We experienced a 17.23% increase in average interest bearing demand deposits in 2004 with a 21.83% growth in average noninterest bearing demand, a 14.20% growth in average savings and a 3.84% increase in average time deposits. During 2003, we experienced a 13.12% increase in interest-bearing demand deposits with an 18.18% increase in average noninterest bearing demand, a 12.76% increase in average savings and a 3.96% increase in average time deposits.

Deposits

Average deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below.

(Dollars in Thousands)	Year Ended December 31,
	2004		2003		2002
		Average		Average		Average
	Balance	Interest Rate	Balance	Interest Rate	Balance	Interest Rate

Noninterest-bearing demand	$119,421		$98,022		$82,944
Interest-bearing demand deposits	174,539.90%		148,886.86%		131,621	1.31%
Savings deposits	38,408.53%		33,631.57%		29,826.76%
Time deposits	363,443	2.78%	350,000	3.13%	336,654	4.11%
Total deposits	$695,811		$630,539		$581,045

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

December 31, 2004
(Dollars in Thousands

Three months or less	$28,811
Over three through six months	24,544
Over six through twelve months	36,184
Over twelve months	46,401
$135,940

Results of Operations

Net Income. Our net income for 2004 was $8.9 million, as compared to $6 million in 2003, an increase of 46.64%. The increase in net income between 2004 and 2003 is attributable to the increase in revenue of our non-bank subsidiary Financial Supermarkets, increased net interest income, and the increase in service charges on deposit accounts. Our net income for 2003 was $6 million, as compared to $8.1 million in 2002, a decrease of 25.06% from the prior year. The decrease in net income between 2002 and 2003 was primarily attributable to the decrease in non-bank subsidiary income from Financial Supermarkets.

Net Interest Income. Our results of operations are influenced by management’s ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Our net interest income increased by $3.2 million for the year ended December 31, 2004 compared to an increase of $3.2 million for the year ended December 31, 2003. The rate earned on interest-earning assets decreased 34 basis points in 2004 from 2003 as compared to a 57 basis points decrease in 2003 from 2002, while the rate paid on interest earning liabilities decreased by 29 basis points in 2004 as compared to a decrease of 81 basis points in 2003. The increase in average interest earning assets in 2004 of $80.2 million over 2003, net of the increase in average interest-bearing liabilities of $51.3 million, contributed to the 10.63% increase in net interest income in 2004 as compared to an increase in average interest-earning assets in 2003 of $51.5 million over 2002, net of interest-earning liabilities of $37.1 million, which contributed to a 11.83% increase in net interest income. The net interest margin decreased from 4.58% to 4.51% during the same period. The increase in net interest income was primarily the result of the increase in average interest earning assets in 2004 over 2003.

The Company will continue to actively monitor and maintain the net interest spread to counteract the current market trends.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2004 vs. 2003
	Changes Due to:
	Rate	Volume	Increase (decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,981)	$6,118	$3,137
Interest on taxable securities	(168)	80	(88)
Interest on nontaxable securities	(21)	(297)	(318)
Interest on Federal Funds sold	41	(34)	7
Interest on deposits in banks	(3)	(5)	(8)
Total interest income	(3,132)	5,862	2,730

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	62	229	291
Interest on savings deposits	(14)	26	12
Interest on time deposits	(1,282)	409	(873)
Interest on other borrowings	(212)	305	93
Total interest expense	(1,446)	969	(477)

Net interest income	$(1,686)	$4,893	$3,207

	Year Ended December 31, 2003 vs. 2002
	Changes Due to:
	Rate	Volume	Increase (decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,913)	$3,219	$306
Interest on taxable securities	(612)	300	(312)
Interest on nontaxable securities	1	(6)	(5)
Interest on Federal Funds sold	(120)	44	(76)
Interest on deposits in banks	11	(2)	9
Total interest income	(3,633)	3,555	(78)

Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits	(647)	205	(442)
Interest on savings deposits	(60)	26	(34)
Interest on time deposits	(3,392)	529	(2,863)
Interest on other borrowings	(65)	132	67
Total interest expense	(4,164)	892	(3,272)

Net interest income	$531	$2,663	$3,194

Provision for Loan Loss. The provision for loan losses for the year ended December 31, 2004, decreased by $259,000 from $3,296,000 for 2003 to $3,037,000 for 2004. In 2003, the provision decreased $24,000 from the 2002 level of $3,320,000. The provision for loan losses fluctuates based on loan volume and changes in credit quality. Management maintains an allowance for loan losses based on the evaluation of potential problem loans as well as minimal reserves for all loans based on past net charge-off experience. The guaranteed portions of loans generated by the loan production office are subsequently sold. Because most loans retained by the loan production office consist of the portion of SBA loans that are not guaranteed and are out-of-market, these loans require additional allowances due to the greater risk of loss in the event of default. These loans, however, are subjected to the same underwriting standards and periodic loan review procedures as other loans made by the Banks.

Nonaccrual, Past Due And Restructured Loans

Information with respect to nonaccrual past due and restructured loans at the indicated dates is as follows:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Nonaccrual loans	$5,641	$1,342	$5,107	$4,421	$1,143

Loans contractually past due ninety days
or more as to interest or principal
payments and still accruing	1,768	2,380	3,529	1,679	1,281

Loans, the terms of which have been
renegotiated to provide a reduction
or deferral of interest or principal
because of deterioration in the
financial position of the borrower	894	895	1,051	1,265	744
	$8,303	$4,617	$9,687	$7,365	$3,168

The reduction in interest income associated with nonaccrual and renegotiated loans as of December 31, 2004 is as follows, dollars in thousands:

Interest income that would have been recorded on nonaccrual
and restructured loans under original terms	$352

Interest income that was recorded on nonaccrual and restructured loans	$105

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

Nonaccrual loans, delinquent loans greater than 90 days and restructured loans increased $3.7 million at year end 2004 compared to a $5 million decrease in 2003 and a $2.3 million increase in 2002. Delinquent and nonaccrual loans fluctuate depending on economic conditions. The non-accrual loan increase was mostly due to the addition of one loan of $2.3 million. Management has reviewed this loan, however, and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. The ratio of the allowance for loan losses to nonaccrual, delinquent and restructured loans decreased from 164% at December 31, 2003 to 110% at December 31, 2004.

The allowance for loan losses as a percentage of total loans outstanding at December 31, 2004, 2003 and 2002 was 1.42%, 1.39% and 1.58%, respectively. Net charge-offs in 2004 were $1,428,000, a decrease of $2,049,000 from $3,477,000 in 2003, and the net charge-off ratio decreased from .68% in 2003 to .24% in 2004. Based on management’s evaluation of the loan portfolio, including a review of past loan losses, current conditions that may affect borrowers’ ability to repay and the underlying collateral value of the loans, management considers the allowance for loan losses to be adequate.

Allowance for Loan Loss

The following table summarizes the balances of loans for each year; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Balance of allowance for loan losses
at beginning of year	$7,561	$7,742	$6,652	$6,307	$5,683

Loans charged off
Commercial	(315)	(1,866)	($697)	($810)	($461)
Real estate mortgage	(592)	(1,170)	(951)	(269)	- -
Consumer	(887)	(746)	(920)	(1,129)	(693)
	(1,794)	(3,782)	($2,568)	($2,208)	($1,154)

Loans recovered
Commercial	66	$22	$19	$18	$16
Real estate mortgage	76	109	121	13	- -
Consumer	224	174	198	158	141
	366	305	$338	$189	$157

Net charge-offs	(1,428)	(3,477)	($2,230)	($2,019)	($997)

Additions to allowance charged
to operating expense during year	$3,037	$3,296	$3,320	$2,364	$1,621

Balance of allowance for loan losses
at end of year	$9,170	$7,561	$7,742	$6,652	$6,307

Ratio of net loans charged off during
the year to average loans outstanding	0.24%	0.68%	0.47%	0.46%	0.25%

The provision for possible loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management’s opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company’s allowance for loan losses was $9.2 million at December 31, 2004, representing 1.42% of total loans, compared with $7.6 million at December 31, 2003, which represented 1.39% of total loans and $7.7 million at December 31, 2002 representing 1.58% of total loans. The allowance for loan losses is reviewed regularly based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions.
Historically, management has not allocated the Company’s allowance for loan losses to specific categories of loans. However, based on management’s best estimate and historical experience, the allocation of the allowance for loan losses for December 31, 2004, 2003, 2002, 2001 and 2000 is summarized below:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Commercial	$1,284	$1,134	$1,161	$1,330	$1,261
Real estate	6,694	4,273	4,259	2,130	1,892
Consumer	1,192	2,154	2,322	3,192	3,154
	$9,170	$7,561	$7,742	$6,652	$6,307

Percent of loans in Each Category of Total Loans

	December 31,
	2004	2003	2002	2001	2000

Commercial	8%	9%	11%	12%	14%
Real estate	83%	81%	77%	76%	72%
Consumer	9%	10%	12%	12%	14%
	100%	100%	100%	100%	100%

Non-Interest Income
	2004	2003	2002
	(Dollars in Thousands)

Service charges on deposit accounts	$9,721	$5,605	$5,235
Other service charges, commissions and fees	2,334	1,923	1,664
Trust department fees	285	250	181
Nonbank subsidiary income	6,560	3,122	10,586
Gain on sale of loans	302	297	240
Security transactions, net	63	77	139
Other	1,505	950	918
	$20,770	$12,224	$18,963

Non-Interest Income. Non-interest income consists of income from operations of the Banks, Financial Properties and Financial Supermarkets. Traditional non-interest income of the Banks accounted for 68.42%, or $14.2 million, of total non-interest income for 2004, 74.5%, or $9.1 million, in 2003, and 44.18%, or $8.4 million, in 2002. The majority of the increase in non-interest income of the Banks is related to the continued growth in deposits. Service charges on deposit accounts increased by $4,116,000, $370,000 and $713,000, respectively, for the years ended December 31, 2004, 2003 and 2002 as average demand deposit accounts increased 19.06% in 2004 compared to a 15.07% increase in 2003 and a 17.54% increase in 2002. Service charges on deposits increased primarily as a result of the banks adding a new overdraft protection program. Although these programs are under significant regulatory scrutiny at this time, we believe our program complies with the applicable disclosure rules.  Included in non-interest income of the Banks are gains on sale of SBA loans recognized by Community of $302,000, $297,000 and $240,000 for 2004, 2003 and 2002, respectively. This represents an increase from 2003 of $5,000 and an increase in 2003 from 2002 of $57,000. Income associated with the sale of SBA loans fluctuates from year to year depending on loan demand.

In 2004, non-interest income generated by other subsidiaries increased by $3.4 million or 110% compared to 2003. This was primarily driven by increased sales in installation of supermarket bank units by Financial Supermarkets, Inc. (FSI) during 2004 as compared to 2003. The increase in FSI’s sales is attributed to the increase in the number of sales compared to the prior year due to the expansion of our sales efforts nationwide and the resale of supermarket bank units in space released by the Canadian Imperial Bank of Commerce.   In 2003, non-interest income generated by other subsidiaries decreased by $7.5 million or 71% in 2003 compared to 2002 due to decreased installation of supermarket bank units by Financial Supermarkets during 2003 compared to 2002. This decrease was due to the termination of Financial Supermarkets’ agreement with CIBC to establish banking pavilions in Florida.

	Non-Interest Expense
	2004	2003	2002
	(Dollars in Thousands)

Salaries and benefits	$21,057	$16,564	$17,483
Equipment expenses	3,283	2,915	2,871
Occupancy expenses	2,289	2,079	1,849
Data processing expenses	1,652	1,244	967
Travel expenses	1,171	1,164	1,127
Office supply expenses	984	890	812
Other operating expenses	8,081	6,399	6,073
	38,517	31,255	31,182

Non-Interest Expense. Non-interest expenses increased for the year ended December 31, 2004 by $7,262,000 compared to a $73,000 increase in 2003 and a $757,000 increase in 2002. This represented a 23.23% increase in expenses for 2004, a .23% increase for 2003 and a 2.5% increase for 2002. Salaries and benefits increased $4,493,000 or 27.13% in 2004 over 2003. This increase is primarily attributable to an increase in full time equivalent employees from 392 December 31, 2003 to approximately 420 at the end 2004. The increase in full time equivalent employees was due to the addition of two new supermarket banking centers, one new stand-alone branch and a loan production office during the later part of 2003 as well as the overall growth of the Company’s banking operations. In addition, incentive commissions related to sales activity at FSI have increased due to increased sales over the previous year. In 2003, salaries and benefits decreased $919,000 or 5.26% over 2002. This was primarily due to reduction in incentive pay at Financial Supermarkets.

Equipment and occupancy expenses increased by a combined $578,000 or 11.57% in 2004 over 2003 and $274,000 or 5.82% in 2003 over 2002. The increases are due to the increased number of facilities operated by the Banks as well as additions of computer equipment. We operated 45, 40 and 38 locations at year-end 2004, 2003, and 2002, respectively.

Data processing, travel, office supply and other operating expenses, increased by a combined $2,191,000 in 2004 compared to an increase of $718,000 in 2003 and a decrease of $358,000 in 2002. The primary reason for the increase in such expenses during 2004 is attributed to the change in our fee structure with our debit card provider and an increased effort in business development and marketing of our non-bank subsidiary as well as increased legal fees due to past due loans and other real estate owned. Such non-interest expenses increased during 2003 primarily due to growth of the banking subsidiaries, increased costs associated with day-to-day operations and increased activity of Financial Supermarkets.

Income Taxes. We incurred income tax expenses of $3.7 million in 2004, which represented an effective tax rate of 29.18%, compared to tax expense of $1.8 million in 2003, or an effective tax rate of 22.50%. This increase in our effective tax rate is attributable to a larger percentage of our income being fully taxable income. Income tax expense decreased $1.5 million to $1.8 million in 2003 from $3.3 million in 2002. The effective tax rate for 2002 was 29.05%.

Liquidity. The liquidity and capital resources of the Banks are monitored by management and on a periodic basis by state and federal regulatory authorities. The individual Banks’ liquidity ratios at December 31, 2004 were considered satisfactory under their own guidelines as well as regulatory guidelines. At that date, the Banks’ cash equivalents and short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

Our cash flows are of three major types. Cash flows from operating activities consist primarily of interest and fees received on loans, interest received on securities and Federal funds sold, less cash paid for interest and operating expenses. Investing activities use cash for the purchase of interest-bearing deposits, securities, fixed assets and to fund loans. Investing activities also generate cash from the proceeds of matured interest-bearing deposits, matured securities, sales of securities, loan repayments and principal prepayments of securities. Cash flows from financing activities are generated from a net increase in deposit accounts, increases in other borrowed funds and the issuance of common stock. Financing activities use cash for the payment of cash dividends and the repayment of other borrowed funds.

We borrowed $10 million from Federal Home Loan Bank in 2004 to increase our total outstanding debt to $25.8 million. The loan proceeds were used to fund loans.

The purpose of liquidity management is to ensure that cash flow is sufficient to satisfy demands for credit, withdrawals, and other needs. Traditional sources of liquidity include asset maturities and growth in deposits. We attempt to achieve our desired liquidity objectives from the management of assets and liabilities, pricing of our deposits and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. Scheduled loan payments are also relatively stable source of funds, but loan payoffs are influenced by interest rates, general economic conditions and competition and may fluctuate significantly. Deposit growth and accessibility to market sources of funds are also sources of liquidity. Our markets have traditionally provided us with a growing and stable deposit base. In addition, we have lines of credit available. We believe our sources of liquidity are stable and reliable for the foreseeable future.
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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit underwriting procedures for making commitments and letters of credit as for on-balance-sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property, accounts receivable, inventory, property, plant and equipment income producing commercial properties, or other acceptable collateral. All of these obligations involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these obligations does not necessarily represent future cash requirements because a significant portion of these obligations often expire without being used.

The amounts outstanding under these financial obligations are described below as “Other Commercial Commitments.” We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

Contractual Obligations and Commercial Commitments. The Banks in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2004, 2003 and 2002 were $76.8 million, $56.8 million and $38.0 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require the payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables present the Company’s contractual obligations and commercial commitments as of December 31, 2004.

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Bank borrowings	$544	$363	$181	$—	$—
FHLB borrowings	25,250	—	15,000	—	10,250
Operating leases	2,802	1,035	1,155	502	110
Total Contractual Cash Obligations	$28,596	$1,398	$16,336	$502	$10,360

	Amount of Commitment Expiration per Period (Dollars in Thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Commitments to extend credit (1)	$73,578	$12,167	$6,201	$55,129	$81
Customer letters of credit	3,267	3,163	104	—	—
Total Commercial Commitments	$76,845	$15,330	$6,305	$55,129	$81

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

Capital Resources. At December 31, 2004, the Company and Banks’ capital ratios were considered adequate based on minimum capital requirements of the FDIC and applicable state regulatory agencies. During 2004, the Company increased capital by retaining net earnings of $8.2 million compared to an increase in 2003 of $5.4 million and an increase in 2002 of $7.6 million. In 2004 and 2003, the Company purchased $430,000 and $1.1 million in treasury stock, respectively.

For a tabular presentation of the Banks’ capital ratios at December 31, 2004, see “BUSINESS --SUPERVISION AND REGULATION”.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as "gap" management.

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

At December 31, 2004, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 101%, which was within its targeted range of 80% to 120%.

The following table sets forth the distribution of the repricing of the Company’s earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive conditions and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

Consolidated Gap Report

		After
		Three	After
		Months	One
		But	Year but
	Within	Within	Within	After
	Three Months	One Year	Five Years	Five Years	Total
	(Dollars In Thousands)

Interest earning assets:
Interest-bearing deposits	$487	$0	$0	$0	$487
Federal funds sold	0	0	0	0	0
Investment securities	9,303	9,412	49,799	69,055	137,569
Loans	297,334	170,724	175,430	2,011	645,499
	$307,124	$180,136	$225,229	$71,067	$783,555

Interest-bearing liabilities:
Interest-bearing demand	$197,927	$0	$0	$0	$197,927
Savings	39,043	0	0	0	39,043
Time deposits, $100,000
and over	28,811	60,728	46,401	0	135,940
Time deposits, less than
$100,000	57,203	96,620	81,017	128	234,968
Other borrowings	0	363	15,181	10,250	25,794
	$322,984	$157,711	$142,599	$10,378	$633,672

Interest rate sensitivity
gap	$(15,860)	$22,425	$82,630	$60,688	$149,883

Cumulative interest rate
sensitivity gap	$(15,860)	$6,565	$89,195	$149,883

Interest rate sensitivity
gap ratio	95%	114%	158%	685%

Cumulative interest rate
sensitivity gap ratio	95%	101%	114%	124%

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and respond with less volatility to a market rate change. Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December 2004 model reflects an increase of 2.56% in net interest income and a 9.20% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 2.61% decrease in net interest income and a 6.62% increase in market value equity for a 200 basis point decrease in rates. The Company’s policy is to allow no more than 8% change in net interest income and no more than 25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines.

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

ITEM 9A.         CONTROLS AND PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of December 31, 2004. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and executive officers
The following is a brief description, as of December 31, 2004, of the business experience of each of the directors and executive officers of the Company who, except as otherwise indicated, has been or was engaged in his or her present of last principal employment, in the same or a similar position, for more than five years:

Steven C. Adams (56)
Mr. Adams has been an attorney with the firm of Adams, Ellard & Frankum, P.C. since 1973. He has been a director of the Company, Community, and Financial Supermarkets since 1990. He was named a director of Financial Properties in 1998.

Edwin B. Burr (71)
Mr. Burr has served as a director of the Company since April of 1995 and Financial Supermarkets since 1992. Mr. Burr has been President of Financial Solutions, a bank consulting firm since 1988. He has been a director of Community - Alabama since 1997. Mr. Burr has been a director of Community since 2003. Mr. Burr has been a director of Community - Troup since 2004.

Wesley A. Dodd, Jr. (40)
Mr. Dodd has been Executive Vice President of the Company, Community, Financial Supermarkets and Financial Properties since April 2000. Prior to that, he was Senior Vice President for the Company, Community and Financial Properties.

Annette R. Fricks (60)
Mrs. Fricks has been an Executive Vice President and Corporate Secretary of the Company and Community since 1982 and 1967, respectively, and has also served as Executive Vice President and Corporate Secretary of Financial Supermarkets since 1984. She was named the Executive Vice President and Corporate Secretary for Financial Properties in 1998.

David H. Gould, Jr. (58)	Mr. Gould has served as an Executive Vice President of the Company since 2002. Prior to that, he was Consumer Banking Executive for Bank of America.

Harry L. Stephens (58)
Mr. Stephens has been an Executive Vice President and the Chief Financial Officer of the Company and Community since 1992 and has served as Treasurer of Financial Supermarkets since 1986. He has been Executive Vice President and Chief Financial Officer of Community since 1992. He was named Executive Vice President and Treasurer of Financial Properties, Inc. in 1998.

H. Calvin Stovall, Jr. (89)
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

Dean C. Swanson (73)
Mr. Swanson was President of the Standard Group, a telecommunications company until January 1999. He is a director of Independent Telecommunications Network. Mr. Swanson has served as a director of the Company, Community and Financial Supermarkets since 1981, 1972, and 1984, respectively. He was named a director of Financial Properties, Inc. in 1998.

George D. Telford (84)
Mr. Telford is a retired bank executive and has served as a director of the Company and Community since 1981 and 1965, respectively, as well as of Financial Supermarkets since 1993. He was named a director of Financial Properties, Inc. in 1998.

J. Alton Wingate (65)
Mr. Wingate has served as a director and the President and Chief Executive Officer of the Company, Community and Financial Supermarkets since 1981, 1977 and 1984, respectively. Mr. Wingate was named Chairman of the Board in 1998. He has also been the Chairman of the Board of Directors and a director of Community - Alabama, and Community - Troup since 1990 and November 1994, respectively. He was named President and Chief Executive Officer of Financial Properties, Inc. in 1998. Mr. Wingate has been Chairman and Chief Executive Officer of Community since 1996 and has been Chairman, President, and Chief Executive Officer of Financial Supermarkets since 1984. Mr. Wingate has served on the Board of Directors of Ingles Markets since 1988.

Dr. A. Dan Windham (66)	Dr. Windham is a partner in Windham Radiology P.C. Dr. Windham has served as a Director of Community since 1996 and was elected to the Company’s Board of Directors in 2001.

Lois M. Wood-Schroyer (66)
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

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary (1)	Bonus (2)	All Other Compensation

J. Alton Wingate	2004	634,567	285,000	51,310(4)
President and Chief	2003	345,700	1,256,068(3)	60,449(5)
Executive Officer	2002	358,815	1,541,154(3)	43,907(6)

Harry L. Stephens	2004	135,967	50,000	26,215(4)
Executive Vice	2003	124,231	35,000	24,540(5)
President and Chief	2002	123,077	50,000	28,437(6)
Financial Officer

Annette R. Fricks	2004	146,000	70,000	25,199(4)
Executive Vice	2003	129,423	45,000	22,801(5)
President and	2002	128,269	70,000	26,096(6)
Corporate Secretary

Wesley A. Dodd, Jr.	2004	129,500	50,000	18,603(4)
Executive Vice	2003	110,808	35,000	16,309(5)
President of	2002	104,404	45,000	17,260(6)
Corporate Finance

David H. Gould, Jr.	2004	134,513	30,000	20,473(4)
Executive Vice	2003	130,000	25,000	16,672(5)
President	2002	119,191	—	6,342(6)

_______________________
(1)	Includes directors’ fees.

(2)	Bonuses are included in this report in the year paid.

(3)	Mr. Wingate’s bonus is contractually based on the performance of Financial Supermarkets, with caps and guaranteed rates of return before the bonus can be calculated and paid.

(4)
Reflects life insurance premiums ($16,975 for Mr. Wingate, $1,944 for Mr. Stephens, $2,774 for Ms. Fricks, $216 for Mr. Dodd, and $1,032 for Mr. Gould), estimated employee stock ownership plan (“ESOP”) contributions ($13,000 for Mr. Wingate, $13,000 for Mr. Stephens, $13,000 for Ms. Fricks, $12,000 for Mr. Dodd, and $13,000 for Mr. Gould) and 401(K) matching contributions ($2,873 for Mr. Wingate, $2,775 for Mr. Stephens, $3,150 for Ms. Fricks, $2,603 for Mr. Dodd, and $1,700 for Mr. Gould). Final ESOP contributions have not yet been determined for 2005.

(5)
Reflects life insurance premiums ($27,133 for Mr. Wingate, $1,944 for Mr. Stephens, $2,222 for Ms. Fricks, $216 for Mr. Dodd, and $1,032 for Mr. Gould), estimated employee stock ownership plan (“ESOP”) contributions ($12,000 for Mr. Wingate, $12,000 for Mr. Stephens, $12,000 for Ms. Fricks, $11,000 for Mr. Dodd, and $11,000 for Mr. Gould) and 401(K) matching contributions ($2,500 for Mr. Wingate, $2,389 for Mr. Stephens, $2,500 for Ms. Fricks, $2,187 for Mr. Dodd, and $1,550 for Mr. Gould).

(6)
Reflects life insurance premiums ($7,295 for Mr. Wingate, $1,944 for Mr. Stephens, $2,222 for Ms. Fricks, $212 for Mr. Dodd, and $1,032 for Mr. Gould), estimated employee stock ownership plan (“ESOP”) contributions ($14,500 for Mr. Wingate, $14,500 for Mr. Stephens, $14,500 for Ms. Fricks, and $12,000 for Mr. Dodd) and 401(K) matching contributions ($2,500 for Mr. Wingate, $2,400 for Mr. Stephens, $2,383 for Ms. Fricks, and $1,598 for Mr. Dodd).

Aggregated Option Exercises In Last Fiscal Year And FY-End Option Values

Name	Shares Acquired o Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (Exercisable/ Unexercisable)	Value of Unexercised In-The-Money Options At Fiscal Year-End ($) (Exercisable/ Unexercisable)

J. Alton Wingate	—	$ —	—	$ —
Harry L. Stephens	—	—	2,500/0	47,350
Annette R. Fricks	—	—	2,500/0	47,350
Wesley A. Dodd, Jr.	—	—	2,500/0	47,350
David H. Gould, Jr.	—	—	—	—

Equity Compensation Plan Information

The following table gives information as of December 31, 2004 about equity awards under the Company’s Incentive Stock Option Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	31,000	$40.15	183,000

Equity compensation plans not approved by stockholders	—	—	—

Total	31,000	$40.15	183,000

Directors’ Compensation. The Chairman Emeritus of the Company’s Board of Directors, Calvin Stovall, currently receives a fee of $2,500 per month for service as the Chairman of the Board and other directors of the Board of the Company receive $12,000 a year for service on the Company’s Board of Directors. The directors of Community, Community - Alabama, Community - Troup and Financial Supermarkets currently receive fees of $12,000, $4,800, $4,800 and $6,000 per year, respectively.  Directors who are members of the Company’s audit committee receive $4,000 a year for their service and directors who are members of Community’s asset liability management committee receive $4,000 a year for their service.

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

Compensation Committee Interlocks and Insider Participation

The nonemployee members of the Board of Directors of the Company reviewed the compensation of Messrs. Wingate, Stephens, Dodd and Gould and Ms. Fricks and of the Company’s other executive officers for the 2004 fiscal year. Although Mr. Wingate participated in deliberations regarding the salaries of executive officers, Mr. Wingate did not participate in any decisions regarding his own compensation as an executive officer.

Report on Executive Compensation

General. Under rules established by the SEC, the Company is required to provide certain information with respect to compensation provided to the Company’s President and Chief Executive Officer and other executive officers. The SEC regulations require a report setting forth a description of the Company’s executive compensation policy in general and the considerations that led to the compensation decisions affecting Messrs. Wingate, Stephens, Dodd and Gould and Ms. Fricks. In fulfillment of this requirement, the Board of Directors and Compensation Committee have prepared the following report for inclusion in this Form 10-K.

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

Annual Bonus. Annual bonuses for 2004, paid in the form of a cash bonus during the first quarter of the 20054, were based on annual consolidated financial results of the Company and of its subsidiaries, including general targets with respect to net income and earnings per share. Cash bonuses were granted by the Board to Mr. Wingate based on the performance of Financial Supermarkets according to contractual obligations. The Board set a range of bonuses (based on a percentage of salary) for all employees other than Mr. Wingate, within which range Mr. Wingate determined each other officer’s bonus, based on individual performance.

Steven C. Adams
H. Calvin Stovall
Dean C. Swanson
Lois M. Wood-Shroyer

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the percent and number of shares of the Common Stock beneficially owned as of March 20, 2005 by (1) each of the Named Executive Officers, (2) each of the directors of the Company, (3) each shareholder who owns greater than five percent (5%) of the Company’s securities and (4) all executive officers and directors of the Company as a group, without naming such individuals. There were 2,151,858 shares outstanding as of that date.

Name of	Amount of Shares	Percent
Beneficial Owner (1)	Beneficially Owned	Of Class

Joye H. Adams	123,520 (1)	5.76%
Steven C. Adams	474,288(2)(3)(4)(5)(6)	22.14%
Edwin B. Burr	1,343 (7)	*
Elton S. Collins	380,048 (3)(8)(9)	17.75%
Community Bankshares, Inc. Employee Stock Ownership Plan and Trust	362,448 (3)(10)	16.92%
Wesley A. Dodd, Jr.	43,445 (11)	2.03%
Annette R. Fricks	22,126 (12)(13)	1.03%
David H. Gould, Jr.	500 (14)	*
Harry L. Stephens	8,819 (15)	*
H. Calvin Stovall	165,684 (16)(17)(18)	7.74%
Dean C. Swanson	27,000 (19)(20)	1.26%
George D. Telford	69,171 (21)(22)(23)	3.23%
Dr. A. Dan Windham	8,187 (25)(26)	*
J. Alton Wingate	681,285 (2)(3)(4)(26)(27)	31.81%
Lois M. Wood-Schroyer	4,093 (28)	*

All executive officers and directors as a group (12 Persons)	1,168,680 (2)(3)(4)(5)(18)(29)	54.57%

* less than one percent

(1)	Mrs. Adams’ address is 664 Chenocetah Drive, Cornelia, Georgia 30531.
(2)	Includes an aggregate of 48,000 shares held by the Taft Chatham Trusts I and II with respect to which Messrs. Wingate and Adams are co-trustees and share voting and investment power.
(3)	Includes 362,448 shares held by Community Bankshares, Inc. ESOP with respect to which
Messrs. Wingate, Adams and Collins are co-trustees and share voting and investment power.
(4)	Includes 19,500 shares held by Chatham Transport company with respect to which Messrs. Wingate and Adams share voting power.
(5)	Includes 44,340 shares held by Mr. Adams as trustee for the F. Jack Adams Testamentary Trust, as to which Mr. Adams has voting and investment control.
(6)	Mr. Adam’s address is 148 North Main Street, Cornelia Georgia 30531.

(7)	Does not include 1,000 shares of Common Stock owned by Mr. Burr’s wife, as to which he disclaims beneficial ownership.
(8)	Mr. Collins’ address is 1851 North Elm Street, Commerce, Georgia 30329.
(9)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(10)	The address of the ESOP is 448 North Main Street, Cornelia, Georgia 30531.
(11)	Includes presently-exercisable options to acquire 2,500 shares of common stock.
(12)	Includes presently-exercisable options to acquire 2,500 shares of common stock.
(13)	Does not include 2,770 shares of Common Stock owned by Ms. Fricks’ husband, as to which she disclaims beneficial ownership.
(14)	Includes 500 shares held jointly with Mr. Gould’s wife as to which she claims beneficial ownership.
(15)	Includes presently-exercisable options to acquire 2,500 shares of Common Stock.
(16)	Mr. Stovall’s address is 215 Grandview Circle, Cornelia, Georgia 30531.
(17)	Does not include 250 shares of Common Stock owned by Mr. Stovall’s wife, as to which he disclaims beneficial ownership.
(18)	Includes 130,925 shares held by Stovall Investments, LLLP with respect to which Mr. Stovall has voting and investment control.
(19)	Mr. Swanson’s address is 222 Mountain Oak Road, Cornelia, Georgia 30531.
(20)	Does not include 4,155 shares of common stock owned by Mr. Swanson’s wife, as to which he disclaims beneficial ownership.
(21)	Mr. Telford’s address is 215 Tower Avenue, Cornelia, Georgia 30531.
(22)	Does not include 10,500 shares of common stock owned by Mr. Telford’s wife, as to which he disclaims beneficial ownership.
(23)	Does not include 3,610 shares of common stock owned jointly by Mr. Telford’s wife and grandchildren, as to which he disclaims beneficial ownership.
(24)	Dr. Windham’s address is 253 Garland Bristol Road, Sautee, Georgia 30571.
(25)	Includes 500 shares held jointly with Dr. Windham’s wife as to which she claims beneficial ownership.
(26)	Mr. Wingate’s address is 186 Hillcrest Heights, Cornelia, Georgia 30531.
(27)	Does not include 4,310 shares of common stock owned by Mr. Wingate’s wife, as to which he disclaims beneficial ownership.
(28)	Ms. Wood-Schroyer’s address is 672 Buck Horn Road, Clarksville, Georgia 30523.
(29)	Includes presently-exercisable options to acquire 10,000 shares of Common Stock.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mauldin & Jenkins, LLC was the principal independent public accountant for the Company during the year ended December 31, 2004. Representatives of Mauldin & Jenkins, LLC are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and to respond to appropriate questions. The Company anticipates that Mauldin & Jenkins, LLC will be the Company’s accountants for the 2005 fiscal year.

During 2004 and 2003, the Company was billed the following amounts for services rendered by Mauldin & Jenkins, LLC:

Audit Fees. In connection with the audit of the Company’s annual consolidated financial statements and review of its Form 10-K and the review of the Company’s interim consolidated financial statements included within Forms 10-Q, the Company was billed approximately $130,610 in 2004 and $126,327 in 2003. This figure includes fees for certain services that were billed to the Company in 2004 in connection with the 2003 annual audit, including out-of-pocket travel costs.

Audit-Related fees. The Company was billed approximately $500 in 2004 and $0 in 2003 for Federal Home Loan Bank agreed upon procedures engagement in 2003.

Tax Fees. The Company was billed approximately $13,960 in 2004 and $10,782 in 2003 for tax advice and preparation of tax returns and estimated payment calculations.

All Other Fees. The Company was billed no other fee in 2004 or 2003.

The audit committee approves all audit and non-audit services performed by the Company’s independent auditor. Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the audit committee.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements.

The following financial statements and notes thereto of the Registrant are included in the Report:

Independent Auditor’s Report on the Financial Statement

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

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

10.8	Fourth Amendment to Amended and Restated Revolving Credit Term Loan Agreement between the Registrant and SunTrust Bank dated June 30, 2004.

10.9	Replacement Revolving Credit Note between the Registrant and SunTrust Bank dated June 30, 2004.

14	Code of Ethical Conduct (included as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, with the commission and incorporated herein by reference).

21
List of Subsidiaries of Registrant (included as Exhibit 21 to the Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, with the commission and incorporated herein by reference).

31.1	Certification by J. Alton Wingate, President and Chief Executive Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Harry L. Stephens, Chief Financial Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by J. Alton Wingate, President and Chief Executive Officier of Community Bankshares, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Harry L. Stephens, Chief Financial Officier of Community Bankshares, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________
*Management contract or compensatory plan or arrangement.

(c)    No reports on Form 8-K were filed during the last quarter of 2004.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2004

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of shareholders' equity	F-5
Consolidated statements of cash flows	F-6 and 7
Notes to consolidated financial statements	F- 8-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Community Bankshares, Inc. and Subsidiaries
Cornelia, Georgia

We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 25, 2005

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

Assets	2004	2003

Cash and due from banks	$30,506,959	$44,728,730
Interest-bearing deposits in other banks	486,978	429,119
Federal funds sold	-	19,600,000
Securities available for sale	114,883,240	103,458,121
Securities held to maturity (fair value $21,329,740 and $24,352,241)	20,217,237	22,628,009
Restricted equity securities, at cost	2,469,000	1,242,900

Loans , net of unearned income	645,499,828	545,465,491
Less allowance for loan losses	9,170,354	7,560,507
Loans, net	636,329,474	537,904,984

Premises and equipment, net	18,329,887	15,239,168
Intangible assets, net	812,182	1,090,162
Goodwill	968,151	968,151
Other real estate	3,901,288	5,271,635
Other assets	14,473,117	13,623,773

Total assets	$843,377,513	$766,184,752

Liabilities, Redeemable Common Stock and Shareholders' Equity

Liabilities :
Deposits:
Noninterest-bearing	$119,096,291	$111,561,999
Interest-bearing	607,878,825	559,042,056
Total deposits	726,975,116	670,604,055
Other borrowings	25,793,750	16,152,925
Other liabilities	11,568,640	7,986,153
Total liabilities	764,337,506	694,743,133

Commitments and contingencies

Redeemable common stock held by ESOP, net of unearned ESOP shares
related to ESOP debt guarantee of $585,218 and $973,675, respectively	18,925,358	15,783,013

Shareholders' equity
Common stock, par value $1; 5,000,000 shares authorized;
2,211,330 and 2,204,330 shares issued, respectively	2,211,330	2,204,330
Capital surplus	6,476,687	6,341,383
Retained earnings	53,535,634	48,068,691
Accumulated other comprehensive income	883,666	1,607,200
Less cost of 69,745 and 60,135 shares of treasury stock, respectively	(2,992,668)	(2,562,998)
Total shareholders' equity	60,114,649	55,658,606

Total liabilities, redeemable common stock and
shareholders' equity	$843,377,513	$766,184,752

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Interest income:
Loans, including fees	$40,865,511	$37,729,028	$37,423,486
Taxable securities	2,366,440	2,454,122	2,766,316
Nontaxable securities	2,662,815	2,980,700	2,985,608
Interest-bearing deposits in other banks	12,038	19,470	11,133
Federal funds sold	233,440	226,210	301,631
Total interest income	46,140,244	43,409,530	43,488,174

Interest expense:
Deposits	11,870,522	12,439,453	15,778,448
Other borrowings	881,387	788,864	722,126
Total interest expense	12,751,909	13,228,317	16,500,574

Net interest income	33,388,335	30,181,213	26,987,600
Provision for loan losses	3,037,000	3,296,000	3,320,000
Net interest income after provision for
loan losses	30,351,335	26,885,213	23,667,600

Other income:
Service charges on deposits accounts	9,721,288	5,604,858	5,235,085
Other service charges, commissions and fees	2,334,439	1,923,125	1,664,095
Trust department fees	285,367	249,659	181,384
Nonbank subsidiary income	6,559,828	3,122,404	10,585,953
Gain on sale of loans	301,978	296,719	240,248
Security gains, net	63,311	77,155	138,799
Other operating income	1,503,698	950,476	918,431
Total other income	20,769,909	12,224,396	18,963,995

Other expenses:
Salaries and employee benefits	21,057,007	16,563,875	17,482,745
Equipment expenses	3,283,214	2,915,152	2,870,604
Occupancy expenses	2,288,563	2,079,247	1,849,301
Other operating expenses	11,888,185	9,696,659	8,979,537
Total other expenses	38,516,969	31,254,933	31,182,187

Income before income taxes	12,604,275	7,854,676	11,449,408

Income tax expense	3,677,429	1,767,207	3,325,967

Net income	$8,926,846	$6,087,469	$8,123,441

Basic earnings per share	$4.17	$2.83	$3.73

Diluted earnings per share	$4.16	$2.83	$3.72

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Net income	$8,926,846	$6,087,469	$8,123,441

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:

Unrealized holding gains (losses) arising during period,
net of taxes (benefits) of $(457,032), $(205,988)
and $1,361,058, respectively	(685,547)	(308,982)	2,041,587

Reclassification adjustment for gains realized
in net income, net of taxes of $25,324,
$30,862 and $55,520, respectively	(37,987)	(46,293)	(83,279)

Other comprehensive income (loss)	(723,534)	(355,275)	1,958,308

Comprehensive income	$8,203,312	$5,732,194	$10,081,749

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other			Total
	Common Stock		Capital	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Par Value	Surplus	Earnings	Income	Shares	Amount	Equity

Balance, December 31, 2001	2,186,330	$2,186,330	$6,182,167	$35,070,537	$4,167	-	$-	$43,443,201
Net income	-	-	-	8,123,441	-	-	-	8,123,441
Exercise of stock options	15,000	15,000	132,680	-	-	-	-	147,680
Cash dividends declared, $.25 per share	-	-	-	(543,563)	-	-	-	(543,563)
Adjustment for shares owned by ESOP	-	-	-	152,039	-	-	-	152,039
Other comprehensive income	-	-	-	-	1,958,308	-	-	1,958,308
Purchase of treasury stock	-	-	-	-	-	34,573	(1,428,556)	(1,428,556)
Balance, December 31, 2002	2,201,330	2,201,330	6,314,847	42,802,454	1,962,475	34,573	(1,428,556)	51,852,550
Net income	-	-	-	6,087,469	-	-	-	6,087,469
Exercise of stock options	3,000	3,000	26,536	-	-	-	-	29,536
Cash dividends declared, $.29 per share	-	-	-	(622,189)	-	-	-	(622,189)
Adjustment for shares owned by ESOP	-	-	-	(199,043)	-	-	-	(199,043)
Other comprehensive loss	-	-	-	-	(355,275)			(355,275)
Purchase of treasury stock	-	-	-	-	-	25,562	(1,134,442)	(1,134,442)
Balance, December 31, 2003	2,204,330	2,204,330	6,341,383	48,068,691	1,607,200	60,135	(2,562,998)	55,658,606
Net income	-	-	-	8,926,846	-	-	-	8,926,846
Exercise of stock options	7,000	7,000	135,304	-	-	-	-	142,304
Cash dividends declared, $.33 per share	-	-	-	(706,016)	-	-	-	(706,016)
Adjustment for shares owned by ESOP	-	-	-	(2,753,887)	-	-	-	(2,753,887)
Other comprehensive loss	-	-	-	-	(723,534)	-	-	(723,534)
Purchase of treasury stock	-	-	-	-	-	9,610	(429,670)	(429,670)
Balance, December 31, 2004	2,211,330	$2,211,330	$6,476,687	$53,535,634	$883,666	69,745	$(2,992,668)	$60,114,649

See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$8,926,846	$6,087,469	$8,123,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,432,117	2,230,763	2,395,178
Amortization and accretion, net	366,048	412,255	613,346
Provision for loan losses	3,037,000	3,296,000	3,320,000
Provision for losses on other real estate	150,000	370,721	-
Deferred income taxes	(280,535)	183,438	(278,766)
Net gains on sale of securities available for sale	(63,311)	(77,155)	(138,799)
Gain on disposal of premises and equipment	(362,487)	(41,040)	(10,682)
Net (gains) losses on sale of other real estate	(7,535)	38,653	9,284
(Increase) decrease in interest receivable	(913,757)	222,851	598,875
Increase (decrease) in interest payable	502,865	(930,915)	(1,339,491)
Increase (decrease) in taxes payable	250,764	202,701	(305,202)
(Increase) decrease in accounts receivable of
nonbank subsidiary	(229,329)	(245,471)	917,641
(Increase) decrease in work in process of nonbank subsidiary	(65,488)	(82,401)	392,492
Increase (decrease) in accruals and payables of
nonbank subsidiary	1,644,989	149,706	(2,344,162)
Net other operating activities	2,335,894	(2,423,712)	(1,688,663)

Net cash provided by operating activities	17,724,081	9,393,863	10,264,492

INVESTING ACTIVITIES
Purchases of securities available for sale	(32,861,625)	(31,677,891)	(35,368,818)
Proceeds from sales of securities available for sale	9,849,624	2,486,166	5,118,419
Proceeds from maturities of securities available for sale	9,218,203	25,546,841	11,198,685
Proceeds from maturities of securities held to maturity	2,410,772	4,387,664	2,586,730
Net (increase) decrease in federal funds sold	19,600,000	(10,400,000)	7,160,000
Net (increase) decrease in interest-bearing deposits in banks	(57,859)	69,953	(89,554)
Net increase in loans	(102,656,107)	(63,894,160)	(41,998,377)
Purchase of premises and equipment	(5,674,609)	(1,331,247)	(2,860,081)
Proceeds from sale of premises and equipment	514,260	56,313	32,159
Proceeds from sale of other real estate	2,722,499	4,123,806	3,810,767

Net cash used in investing activities	$(96,934,842)	$(70,632,555)	$(50,410,070)

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
	2004	2003	2002
FINANCING ACTIVITIES
Net increase in deposits	$56,371,061	$63,249,728	$45,139,429
Increase in FHLB advances	10,175,000	75,000	5,000,000
Repayment of other borrowings	(534,175)	(586,600)	(405,350)
Proceeds from issuance of common stock	112,790	23	44
Purchase of treasury stock	(429,670)	(1,134,442)	(1,280,920)
Dividends paid	(706,016)	(602,327)	(523,070)

Net cash provided by financing activities	64,988,990	61,001,382	47,930,133

Net increase (decrease) in cash and due from banks	(14,221,771)	(237,310)	7,784,555

Cash and due from banks at beginning of year	44,728,730	44,966,040	37,181,485

Cash and due from banks at end of year	$30,506,959	$44,728,730	$44,966,040

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$12,249,044	$14,159,232	$17,840,066

Income taxes	$3,707,198	$1,381,068	$3,903,215

NONCASH TRANSACTIONS
Principal balances of loans transferred to other
real estate	$3,060,135	$6,318,384	$4,191,599

Financed sales of other real estate owned	$1,865,518	-	-

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

The banking subsidiaries are commercial banks operating independently of one another in their respective market areas. The banking subsidiaries in Georgia have identified their primary market areas to be the counties in which they are located and all surrounding counties. The Georgia banking subsidiaries are all located approximately 85 miles from the metropolitan Atlanta area. Community Bank & Trust - Alabama is located approximately 50 miles from Montgomery, Alabama, and has identified its primary market area as Bullock County and the east Montgomery metropolitan area. The Banks provide a full range of banking services to individual and corporate customers. Financial Supermarkets, Inc. provides products and services primarily to financial institutions in the southeastern United States; however, their products and services are marketed internationally. Financial Properties, Inc. operates primarily in Habersham, Jackson, Stephens, and White County, Georgia.

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

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $1,746,000 and $16,348,000 at December 31, 2004 and 2003, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination. Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the second quarter and determined that there was no impairment of the carrying value as of June 30, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plan

At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. For the year ended December 31, 2004, there were 5,000 shares granted in 2004 that will become vested in 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002

Net income, as reported	$8,926,846	$6,087,469	$8,123,441
Deduct: Total stock-based employee compensation
Expense determined under fair value based
method for all awards, net of related tax effects	(55,436)	-	-
Pro forma net income	$8,871,410	$6,087,469	$8,123,441
Earnings per share:
Basic - as reported	$4.17	$2.83	$3.73
Basic - pro forma	$4.15	$2.83	$3.73
Diluted - as reported	$4.16	$2.83	$3.72
Diluted - pro forma	$4.13	$2.83	$3.72

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options. All outstanding options have been included in the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.         SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2004:
U.S. Government and agency
securities	$53,402,357	$358,463	$(259,063)	$53,501,7577
State and municipal securities	35,036,804	1,477,265	(6,708)	36,507,361
Mortgage-backed securities	15,784,754	115,281	(212,462)	15,687,573
Equity securities	9,186,549	-	-	9,186,549
	$113,410,464	$1,951,009	$(478,233)	$114,883,240

December 31, 2003:
U.S. Government and agency
securities	$37,190,996	$1,115,020	$(45,580)	$38,260,436
State and municipal securities	37,435,543	1,690,271	(37,866)	39,087,948
Mortgage-backed securities	22,640,436	206,995	(250,174)	22,597,257
Equity securities	3,512,480	-	-	3,512,480
	$100,779,455	$3,012,286	$(333,620)	$103,458,121

Securities Held to Maturity
December 31, 2004:
State and municipal securities	$20,217,237	$1,112,503	$-	$21,329,740

December 31, 2003:
State and municipal securities	$22,628,009	$1,724,232	$-	$24,352,241

The amortized cost and fair value of debt securities as of December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$10,405,595	$10,521,786	$555,389	$562,072
Due from one to five years	42,095,442	42,214,932	4,298,713	4,488,236
Due from five to ten years	12,576,318	12,818,279	10,042,789	10,610,951
Due after ten years	23,361,806	24,454,121	5,320,346	5,668,481
Mortgage-backed securities	15,784,754	15,687,573	-	-
	$104,223,915	$105,696,691	$20,217,237	$21,329,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.         SECURITIES (Continued)

Securities with a carrying value of $89,334,249 and $80,709,001 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2004	2003	2002

Gross gains	$120,516	$77,155	$138,799
Gross losses	(57,205)	-	-
Net realized gains	$63,311	$77,155	$138,799

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and
agency securities	$31,111,550	$(259,063)	$-	$-	$31,111,550	$(259,063)
State and municipal securities	1,102,320	(6,708)	-	-	1,102,320	(6,708)
Mortgage-backed securities	1,227,710	(18,537)	9,951,097	(193,925)	11,178,807	(212,462)

Total temporarily impaired securities	$33,441,580	$(284,308)	$9,951,097	$(193,925)	$43,392,677	$(478,233)

The Company currently has forty-two (42) U.S. Government agencies, six (6) state municipals, and twenty-seven (27) mortgage backed securities with unrealized losses. Of the seventy-five (75) securities with unrealized losses, twenty-four (24) mortgage backed securities have been in an unrealized loss position for greater than 12 months. The unrealized losses in the portfolio are believed to be temporary due to all securities meeting the criteria of acceptable investment grade and all being backed by government agencies or municipalities. In the event that these securities are held to maturity, no losses should be realized.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and
agency securities	$6,072,031	$(45,581)	$-	$-	$6,072,031	$(45,581)
State and municipal securities	1,755,057	(37,865)	-	-	1,755,057	(37,865)
Mortgage-backed securities	13,964,356	(248,423)	122,219	(1,751)	14,086,575	(250,174)

Total temporarily impaired securities	$21,791,44	$(331,869)	$122,219	$(1,751)	$21,913,663	$(333,620)

At December 31, 2003, nine (9) U. S. Government agencies, four (4) state municipals, and twenty-seven (27) mortgage backed securities with unrealized loss. Of the forty securities with unrealized losses only one security (a mortgage backed) has had an unrealized loss for greater than 12 months. The unrealized loss has not exceeded $3,376.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003

Commercial, financial and agricultural	$53,602,078	$50,690,454
Real estate - construction	83,074,664	52,785,826
Real estate - mortgage	450,896,433	385,628,810
Consumer	53,676,852	52,744,685
Other	4,186,225	3,789,474
	645,436,252	545,639,249
Unearned income and net deferred fees and costs	63,576	(173,758)
Allowance for loan losses	(9,170,354)	(7,560,507)
Loans, net	$636,329,474	$537,904,984

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003	2002

Balance, beginning of year	$7,560,507	$7,742,356	$6,652,093
Provision charged to operations	3,037,000	3,296,000	3,320,000
Loans charged off	(1,794,123)	(3,782,286)	(2,567,679)
Recoveries of loans previously charged off	366,970	304,437	337,942
Balance, end of year	$9,170,354	$7,560,507	$7,742,356

The following is a summary of information pertaining to impaired loans.
	December 31,
	2004	2003

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	6,535,537	3,561,668
Total impaired loans	$6,535,537	$3,561,668
Valuation allowance related to impaired loans	$1,866,846	$939,817
Nonaccrual loans	$5,641,199	$1,341,409
Loans past due 90 days or more and still accruing	$1,768,000	$2,380,000

	Years Ended December 31,
	2004	2003	2002

Average investment in impaired loans	$4,510,560	$4,156,759	$5,509,950
Interest income recognized on impaired loans	$104,738	$88,624	$297,339

In the ordinary course of business, the Banks have granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows:

Balance, beginning of year	$3,658,889
Advances, including renewals	2,221,847
Repayments, including renewals	(1,181,184)
Change in director	(2,003,791)
Balance, end of year	$2,695,761

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.        PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
	December 31,
	2004	2003

Land	$5,779,331	$3,469,345
Buildings	10,342,557	10,258,247
Equipment	21,760,240	20,286,858
Construction in process ($1,500,000 estimated cost to complete)	1,004,823	21,123
	38,886,951	34,035,573
Accumulated depreciation	(20,557,064)	(18,796,405)
	$18,329,887	$15,239,168

Leases

The Company has leased various properties under noncancelable agreements which expire at various times through 2011 and require minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2005	$1,034,526
2006	764,347
2007	390,798
2008	259,731
2009	242,566
Thereafter	109,565
$2,801,533

The total rental expense for the years ended December 31, 2004, 2003 and 2002 was $1,063,458, $924,061 and $754,856 respectively.

NOTE 5.        INTANGIBLE ASSETS

The following is a summary of information related to acquired intangible assets:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premiums	$2,951,362	$2,163,400	$2,951,362	$1,886,200
Other intangibles	135,150	110,500	130,000	105,000
Total	$3,086,512	$2,273,900	$3,081,362	$1,991,200

The amortization expense for the years ended December 31, 2004, 2003 and 2002 was $366,048, $412,255 and $613,346, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INTANGIBLE ASSETS (Continued)

The estimated amortization expense for each of the next five years is as follows:

2005	$281,215
2006	281,215
2007	237,577
2008	4,015
2009	4,015

Investment in common stock of Internet EMC, Inc.

The Company accounts for its investment in Internet EMC, Inc., a 31% owned affiliate, by the equity method of accounting under which the Company's share of the net loss of the affiliate is recognized as expense in the Company's income statement and subtracted from the investment account.

The carrying value of the Company's investment exceeded its share of the underlying equity in the net assets of Internet EMC, Inc. by $786,217 at December 31, 2004 and 2003. In accordance with generally accepted accounting principles, this difference is considered to be goodwill and is evaluated for impairment annually. The increase in goodwill for the year ended December 31, 2003 represents an increased investment in Internet EMC, Inc. of $312,500, of which $179,598 has been recognized as goodwill.

Changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2004	2003	2002

Beginning balance	$968,151	788,553	$788,553
Goodwill acquired	-	179,598	-
Ending balance	$968,151	968,151	$788,553

NOTE 6.     DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $135,940,480 and $123,975,243 respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$243,362,289
2006	25,612,275
2007	38,442,966
2008	38,858,351
2009	24,504,481
Thereafter	128,224
$370,908,586

Overdraft demand deposits reclassified to loans totaled $878,765 and $866,767 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.     OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2004	2003

Note payable to bank, principal of $56,025 due quarterly plus interest at prime minus 1% or 3.00% at December 31, 2003, collateralized by 50,000 shares of common stock of Community Bank & Trust,
matures July 31, 2004.	$-	$171,675
Revolving credit note to bank, principal of $90,625 due quarterly plus interest at prime minus 1% or 4.25% at December 31, 2004, collateralized by 50,000 shares of common stock of Community
Bank & Trust and assignment of note receivable from ESOP,
matures June 30, 2006 (see Note 8).	543,750	906,250
Advance from Federal Home Loan Bank with interest due quarterly
at 5.95%, due February 8, 2010.	10,000,000	10,000,000
Advance from Federal Home Loan Bank with interest due quarterly at
2.82%, due September 4, 2007.	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest due quarterly
at three month libor plus 2% due March 17, 2006.	10,000,000	-
Economic Development and Growth Enhancement advance from
Federal Home Loan Bank at 0% due April 1, 2013.	250,000	75,000
	$25,793,750	$16,152,925

Contractual maturities of other borrowings as of December 31, 2004 are as follows:

2005	$362,500
2006	10,181,250
2007	5,000,000
2008	-
2009	-
Thereafter	10,250,000
$25,793,750

The advances from Federal Home Loan Bank are secured by certain qualifying loans of approximately $114,750,000 and Federal Home Loan Bank stock of $2,399,000.

The Company and subsidiaries have available unused lines of credit with the Federal Home Loan Bank totaling $60,812,000 at December 31, 2004. There were no other advances outstanding at December 31, 2004 or 2003.

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

2004		2003		2002
Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Under option, beginning of year	34,000	$35.32	37,000	$33.25	52,000	$26.50
Granted	5,000	45.06	-	-	-	-
Exercised	(7,000)	20.33	(3,000)	9.85	(15,000)	9.85
Forfeited	(1,000)	39.20	-		-	-
Under option, end of year	31,000	$40.15	34,000	$35.32	37,000	$33.25

Options exercisable at year-end	26,000	$39.20	34,000	$35.32	37,000	$33.25
Weighted-average fair value of
options granted during the year		$17.89		$-		$-

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$39.20	26,000	5 years	$39.20	26,000	$39.20
$45.06	5,000	10 years	$45.06	-	N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were 10 shares granted during the year ending December 31, 2004.

	Years Ended December 31,
	2004	2003	2002

Dividend yield	0.18%	N/A	N/A
Expected life	10 years	N/A	N/A
Expected volatility	17.83%	N/A	N/A
Risk-free interest rate	4.48%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    EMPLOYEE BENEFIT PLANS (Continued)

401(k) Plan

The Company has a contributory 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense for the years ended December 31, 2004, 2003 and 2002 amounted to $138,115, $119,586 and $122,632, respectively.

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

Contributions to the ESOP were $960,164, $311,470 and $1,077,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Dividends paid to the ESOP for the years ended December 31, 2004, 2003 and 2002 were $117,599, $104,388 and $94,905, respectively. Interest expense related to the ESOP debt was $23,623, $34,194 and $55,737 for the years ended December 31, 2004, 2003, and 2002 respectively.

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

Shares of the Company held by the ESOP at December 31, 2004 and 2003 are as follows:

	2004	2003

Allocated shares	338,657	338,483
Committed-to-be-released shares	9,516	9,601
Unearned shares	14,275	23,791
	362,448	371,875

Fair value of unreleased (unearned shares)	$768,423	$1,072,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2004	2003	2002

Current	$3,957,964	$1,583,769	$3,604,733
Deferred	(280,535)	183,438	(278,766)
	$3,677,429	$1,767,207	$3,325,967

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2004	2003	2002

Tax provision at statutory federal rate	$4,280,355	$2,665,490	$3,892,799
Tax-exempt income	(886,656)	(991,246)	(992,748)
Disallowed interest	59,414	73,403	99,655
Cash surrender value life insurance	5,933	(45,333)	-
Nondeductible expenses	37,170	31,685	109,700
State income taxes	221,804	56,367	232,610
Other items	(40,591)	(23,159)	(16,049)
Income tax expense	$3,677,429	$1,767,207	$3,325,967

The components of deferred income taxes are as follows:

	December 31,
	2004	2003

Deferred tax assets:
Loan loss reserves	$3,233,582	$2,676,237
Other	181,107	379,777
	3,414,689	3,056,014

Deferred tax liabilities:
Depreciation	624,139	547,309
Accretion	110,578	109,266
Unrealized gain on securities available for sale	589,111	1,071,466
	1,323,828	1,728,041

Net deferred tax assets	$2,090,861	$1,327,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
	2004	2003	2002

Net income	$8,926,846	$6,087,469	$8,123,441

Weighted average common shares outstanding	2,139,026	2,149,918	2,177,962
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the year	9,133	1,810	7,180

Total weighted average common shares and
common stock equivalents outstanding	2,148,159	2,151,728	2,185,142

Diluted earnings per share	$4.16	$2.83	$3.72

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

	December 31,
	2004	2003

Commitments to extend credit	$67,045,725	$46,432,605
Credit card lines	6,531,882	6,300,295
Financial standby letters of credit	3,267,000	4,077,006
	$76,844,607	$56,809,906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.     COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

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

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

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

Eighty three percent (83%) of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Banks' primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned is susceptible to changes in market conditions in the Banks' primary market areas.

The Company's loan portfolio also includes a concentration, eight percent (8%) of the total portfolio, of commercial, financial and agricultural loans. These loans represent loans made primarily to local businesses in the Banks' market areas. A portion of these loans are small business loans and residential loans originated by the loan production office, a division of Community Bank & Trust, which are outside the Banks' primary market areas. The Company's lending policies require loans of all types to be adequately collateralized and supported by adequate cash flows.

Other significant concentrations of credit by type of loan are set forth in Note 3. The Georgia banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each individual Bank's statutory capital, or approximately $7,275,000 and $2,323,000 for Community Bank & Trust and Community Bank & Trust - Troup, respectively. Senior management has chosen to keep the lending limit at $4,775,000 for Community Bank & Trust. Community Bank & Trust - Alabama, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 20% of unimpaired capital, or approximately $1,767,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $6,242,000 of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and Tier I capital to average assets. Management believes, as of December 31, 2004 the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    REGULATORY MATTERS (Continued)

The Company and Banks' actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004
Total Capital to Risk Weighted Assets:
Consolidated	$84,326	12.79%	$52,760	8.00%	N/A	N/A
Community Bank & Trust	$66,447	12.21%	$43,553	8.00%	$54,451	10.00%
Community Bank & Trust - Alabama	$7,022	16.35%	$3,436	8.00%	$4,295	10.00%
Community Bank & Trust - Troup	$9,154	12.65%	$5,789	8.00%	$7,237	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$76,071	11.53%	$26,380	4.00%	N/A	N/A
Community Bank & Trust	$59,629	10.95%	$21,776	4.00%	$32,665	6.00%
Community Bank & Trust - Alabama	$6,485	15.10%	$1,718	4.00%	$2,577	6.00%
Community Bank & Trust - Troup	$8,403	11.61%	$2,895	4.00%	$4,342	6.00%
Tier I Capital to Average Assets:
Consolidated	$76,071	9.09%	$33,487	4.00%	N/A	N/A
Community Bank & Trust	$59,629	8.57%	$27,816	4.00%	$34,770	5.00%
Community Bank & Trust - Alabama	$6,485	11.26%	$2,304	4.00%	$2,880	5.00%
Community Bank & Trust - Troup	$8,403	8.32%	$4,041	4.00%	$5,052	5.00%

As of December 31, 2003
Total Capital to Risk Weighted Assets:
Consolidated	$74,751	13.28%	$45,042	8.00%	N/A	N/A
Community Bank & Trust	$58,313	12.63%	$36,941	8.00%	$46,176	10%
Community Bank & Trust - Alabama	$6,125	15.74%	$3,114	8.00%	$3,892	10%
Community Bank & Trust - Troup	$7,971	12.73%	$5,009	8.00%	$6,261	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$67,707	12.03%	$22,521	4.00%	N/A	N/A
Community Bank & Trust	$52,536	11.38%	$18,470	4.00%	$27,706	6%
Community Bank & Trust - Alabama	$5,637	14.48%	$1,557	4.00%	$2,335	6%
Community Bank & Trust - Troup	$7,188	11.48%	$2,505	4.00%	$3,757	6%
Tier I Capital to Average Assets:
Consolidated	$67,707	9.07%	$29,859	4.00%	N/A	N/A
Community Bank & Trust	$52,536	8.50%	$24,732	4.00%	$30,915	5%
Community Bank & Trust - Alabama	$5,637	10.09%	$2,236	4.00%	$2,795	5%
Community Bank & Trust - Troup	$7,188	8.60%	$3,342	4.00%	$4,178	5%

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

The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, interest-bearing
deposits in other banks, and federal
funds sold	$30,993,937	$30,993,937	$64,757,849	$64,757,849
Securities available for sale	114,883,240	114,883,240	103,458,121	103,458,121
Securities held to maturity	20,217,237	21,329,740	22,628,009	24,352,241
Restricted equity securities	2,469,000	2,469,000	1,242,900	1,242,900
Loans	636,329,474	632,314,000	537,904,984	536,181,203
Accrued interest receivable	6,478,800	6,478,800	5,565,043	5,565,043

Financial liabilities:
Deposits	726,975,116	728,293,000	670,604,055	676,931,514
Other borrowings	25,793,750	25,312,750	16,152,925	15,794,042
Accrued interest payable	3,609,204	3,609,204	3,106,339	3,106,339
Redeemable common stock	18,925,358	18,925,358	15,783,013	15,783,013

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    SEGMENT INFORMATION (Continued)

Selected segment information by industry segment is as follows:

	Reportable Segments
For the Year Ended December 31, 2004	Banking	Financial Supermarkets	All Other	Total

Interest income	$46,263,126	$142,289	$30,402	$46,435,817
Interest expense	12,986,202	-	35,348	13,021,550
Intersegment net interest income (expense)	(138,987)	133,837	5,150	-
Net interest income (loss)	33,276,924	142,289	(4,946)	33,414,267
Other revenue from external customers	13,408,988	6,468,364	896,009	20,773,361
Intersegment other revenues	-	246,620	2,253,000	2,499,620
Depreciation and amortization	2,205,496	272,138	414,653	2,892,287
Provision for loan losses	3,037,000	-	-	3,037,000
Segment profit (loss)	9,424,747	1,276,512	(1,868,536)	8,832,723
Segment assets	845,938,303	17,561,448	4,733,272	868,233,023
Expenditures for premises and equipment	4,991,492	98,950	584,167	5,674,609

For the Year Ended December 31, 2003	Banking	Financial Supermarkets	All Other	Total

Interest income	$43,391,726	$17,804	$-	$43,409,530
Interest expense	13,185,549	-	42,768	13,228,317
Intersegment net interest income (expense)	(167,673)	129,611	38,062	-
Net interest income (loss)	30,038,504	147,415	(4,706)	30,181,213
Other revenue from external customers	8,510,006	3,107,749	606,641	12,224,396
Intersegment other revenues	-	254,588	2,340,000	2,594,588
Depreciation and amortization	2,112,392	275,655	346,594	2,734,641
Provision for loan losses	3,296,000	-	-	3,296,000
Segment profit (loss)	7,321,452	(342,245)	(927,047)	6,052,159
Segment assets	766,880,156	14,339,631	5,516,265	786,736,052
Expenditures for premises and equipment	1,040,552	93,776	246,919	1,381,247

For the Year Ended December 31, 2002	Banking	Financial Supermarkets	All Other	Total

Interest income	$43,482,029	$6,145	$-	$43,488,174
Interest expense	16,429,794	-	70,780	16,500,574
Intersegment net interest income (expense)	(407,722)	345,660	62,062	-
Net interest income (loss)	26,644,513	351,805	(8,718)	26,987,600
Other revenue from external customers	7,982,903	10,509,667	471,425	18,963,995
Intersegment other revenues	-	308,743	2,187,600	2,496,343
Depreciation and amortization	2,053,725	670,468	367,203	3,091,396
Provision for loan losses	3,320,000	-	-	3,320,000
Segment profit (loss)	6,287,644	3,132,173	(1,243,768)	8,176,049
Segment assets	700,549,312	17,287,304	4,854,392	722,691,008
Expenditures for premises and equipment	2,382,700	51,622	575,759	3,010,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    SEGMENT INFORMATION (Continued)

	2004	2003	2002
Net Income

Total profit for reportable segments	$10,701,259	$6,979,207	$9,419,817
Non-reportable segment loss	(1,868,536)	(927,048)	(1,243,768)
Elimination of intersegment gains (losses)	94,123	35,310	(52,608)
Total consolidated net income	$8,926,846	$6,087,469	$8,123,441

Total Assets

Total assets for reportable segments	$863,499,751	$781,219,787	$717,836,616
Non-reportable segment assets	4,733,272	5,516,265	4,854,392
Elimination of intersegment assets	(24,855,510)	(20,551,300)	(22,444,981)
Total consolidated assets	$843,377,513	$766,184,752	$700,246,027

Expenditures for Premises and Equipment

Total expenditures for reportable segments	$5,090,442	$1,134,328	$2,434,322
Non-reportable segment assets	584,167	246,919	575,759
Elimination of intersegment gains	-	(50,000)	(150,000)
Total consolidated expenditures for
premises and equipment	$5,674,609	$1,331,247	$2,860,081

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2004	2003	2002

Data processing	$1,652,070	$1,244,160	$966,786
Travel expenses	1,171,060	1,163,906	1,126,738
Office supply expenses	984,364	889,704	811,511
Advertising	983,927	780,394	808,499

NOTE 17.    SUBSEQUENT EVENT

On January 13, 2005, the Board of Directors of the Company voted unanimously to declare a one for five-hundred reverse stock split for the primary purpose of “going private” which will relieve the Company from the expense and burden associated with compliance with both current and proposed federal securities laws and regulations. Since the Board of Directors and executive officers, as defined by securities law, do not collectively control more than 50% of the voting shares of the Company’s outstanding stock and since the reverse stock split is subject to regulatory and shareholder approval to amend the Company’s articles of incorporation, we have not restated the equity section of the balance sheet or per share amounts. The following table illustrates the effect on earnings per share if the Company had reflected the one for five-hundred reverse stock split.

	Years Ended December 31,
	2004	2003	2002
Earnings per share:
Basic - as reported	$4.17	$2.83	$3.73
Basic - pro forma	$2,087.00	$1,416.00	$1,865.00
Diluted - as reported	$4.16	$2.83	$3.72
Diluted - pro forma	$2,078.00	$1,414.00	$1,859.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.    PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2004 and 2003 and condensed statements of income and cash flows of Community Bankshares, Inc. for the years ended December 31, 2004, 2003 and 2002:

CONDENSED BALANCE SHEETS

	2004	2003

Assets
Cash	$1,335,271	$2,894,770
Investment in subsidiaries	77,030,447	69,097,327
Equipment	704,060	547,549
Other assets	2,370,509	1,824,268

Total assets	$81,440,287	$74,363,914

Liabilities
Other borrowings	$543,750	$1,077,925
Other liabilities	1,169,647	754,029

Total liabilities	1,713,397	1,831,954

Redeemable common stock	18,925,358	15,783,013

Shareholders' equity	60,801,532	56,748,947

Total liabilities, redeemable common stock,
and shareholders' equity	$81,440,287	$74,363,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.    PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2004	2003	2002

Income
Dividends from subsidiaries	$2,200,000	$4,040,000	$3,660,000
Interest	30,402	38,062	62,062
Other income	2,363,101	2,441,648	2,275,425
	4,593,503	6,519,710	5,997,487

Expense
Interest	35,348	42,768	70,780
Salaries and employee benefits	3,513,510	2,347,297	2,718,005
Equipment expense	796,334	627,300	451,299
Other expense	1,235,830	948,818	991,961
	5,581,022	3,966,183	4,232,045

Income (loss) before income tax benefits and equity
in undistributed income of subsidiaries	(987,519)	2,553,527	1,765,442

Income tax benefits	(1,242,711)	(553,428)	(749,699)

Income before equity in undistributed income
of subsidiaries	255,192	3,106,955	2,515,141

Equity in undistributed income of subsidiaries	8,656,654	2,965,514	5,647,049

Net income	$8,911,846	$6,072,469	$8,162,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.    PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002

OPERATING ACTIVITIES
Net income	$8,911,846	$6,072,469	$8,162,190
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	389,505	323,291	292,002
Undistributed income of subsidiaries	(8,656,654)	(2,965,514)	(5,647,049)
Other operating activities	(489,566)	653,544	(153,404)

Net cash provided by operating activities	155,131	4,083,790	2,653,739

INVESTING ACTIVITIES
Purchases of premises and equipment	(546,016)	(234,805)	(473,638)
(Increase) decrease in notes receivable from ESOP	388,457	390,158	193,750

Net cash provided by (used in) investing activities	(157,559)	155,353	(279,888)

FINANCING ACTIVITIES
Repayment of other borrowings	(534,175)	(586,600)	(405,350)
Proceeds from exercise of stock options	112,790	23	44
Dividends paid	(706,016)	(602,327)	(523,070)
Purchase of treasury stock	(429,670)	(1,134,442)	(1,280,920)

Net cash provided by (used in) financing activities	(1,557,071)	(2,323,346)	(2,209,296)

Net increase (decrease) in cash	(1,559,499)	1,915,797	164,555

Cash at beginning of year	2,894,770	978,973	814,418

Cash at end of year	$1,335,271	$2,894,770	$978,973

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the, thereunto duly authorized, in the City of Cornelia, State of Georgia, on the 31st day of March, 2005.

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

Pursuant to the requirements of the Securities Act of, this Registration Statement has been signed by the following persons in the capacities indicated on the 31st day of March, 2005.

Signature	Title

/s/ J. Alton Wingate	President, Chief Executive Officer
J. Alton Wingate	and Director

/s/ Steven C. Adams	Director
Steven C. Adams

/s/ Edwin B. Burr	Director
Edwin B. Burr

/s/ H. Calvin Stovall, Jr.	Director
H. Calvin Stovall, Jr.

/s/ Dean C. Swanson	Director
Dean C. Swanson

/s/ George D. Telford	Director
George D. Telford

/s/ Dr. A. Dan Windham	Director
Dr. A. Dan Windham

/s/ Lois M. Wood-Schroyer	Director
Lois M. Wood-Schroyer

/s/ Harry L. Stephens	Executive Vice President and
Harry L. Stephens	Chief Financial Officer
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

EXHIBIT INDEX

10.11	Fourth Amendment to Amended and Restated Revolving Credit/Term Loan Agreement between the Registrant and SunTrust Bank dated June 30, 2004.

31.1	Certification by J. Alton Wingate, President and Chief Executive Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Harry L. Stephens, Chief Financial Officer of Community Bankshares, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by J. Alton Wingate, President and Chief Executive Officier of Community Bankshares, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Harry L. Stephens, Chief Financial Officier of Community Bankshares, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.