Form 10-Q
period 2005-03-31
COMMUNITY BANKSHARES INC /GA/
filed 2005-05-16
CIK 927478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2005

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2005; 2,141,275

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(Dollars in thousands)
(Unaudited)

Assets	2005	2004
Cash and due from banks	$38,628	$30,507
Interest-bearing deposits in banks	718	487
Federal funds sold	23,050	0
Securities available-for-sale	112,336	114,883
Securities held-to-maturity (fair value $19,874 and $21,330)	18,999	20,217
Restricted equity securities, at cost	2,810	2,469
Loans, net of unearned income	659,582	645,500
Less allowance for loan losses	9,621	9,170
Loans, net	649,961	636,330
Premises and equipment, net	18,483	18,330
Intangible assets, net	742	812
Goodwill	968	968
Other real estate	4,042	3,901
Other assets	14,652	14,474
Total assets	$885,389	$843,378
Liabilities, Redeemable Common Stock and Shareholders’ Equity
Liabilities: Deposits: Noninterest-bearing	$129,009	$119,097
Interest-bearing demand	206,927	197,927
Savings	41,787	39,043
Time, $100,000 and over	143,568	135,940
Other time	242,461	234,968
Total deposits	763,752	726,975
Other borrowings	30,703	25,794
Other liabilities	10,831	11,569
Total liabilities	805,286	764,338

Redeemable common stock held by ESOP, net of unearned ESOP shares related to ESOP debt guarantee of $487,971 and $585,218, at March 31, 2005 and December 31, 2004 respectively	19,023	18,925
Shareholders' equity Common stock, par value $1; 5,000,000 shares authorized; 2,211,330 and 2,211,330 shares issued at March 31, 2005 and December 31, 2004, respectively	2,211	2,211
Capital surplus	6,477	6,477
Retained earnings	55,364	53,536
Accumulated other comprehensive income	39	884
Less cost of 70,055 and 69,745 shares of treasury stock at March 31, 2005 and December 31, 2004, respectively	(3,011)	(2,993)
Total shareholders' equity	61,080	60,115

Total liabilities, redeemable common stock and shareholders' equity	$885,389	$843,378

See Notes to Consolidated Financial Statements

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHESIVE INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2005	2004
Interest income: Loans, including fees	$11,225	$9,904
Taxable securities	654	616
Nontaxable securities	651	691
Interest-bearing deposits in other banks	4	2
Federal funds sold	94	35
Total interest income	12,628	11,248
Interest expense: Deposits	3,576	2,743
Other borrowings	269	209
Total interest expense	3,845	2,952
Net interest income	8,783	8,296
Provision for loan losses	713	1,129
Net interest income after Provision for loan losses	8,070	7,167
Other income: Service charges on deposit accounts	2,150	2,270
Other service charges, commissions and fees	625	530
Trust department fees	64	51
Gains on sale of loans	106	11
Nonbank subsidiary income	1,850	1,494
Security gains, net	(1)	36
Other operating income	97	97
Total other income	4,891	4,489
Other expenses: Salaries and employee benefits	5,585	4,866
Equipment expense	936	814
Occupancy expense	638	524
Other operating expenses	2,955	3,185
Total other expenses	10,114	9,389
Income before income taxes	2,847	2,267
Income tax expense	826	544
Net income	$2,021	$1,723
Other comprehensive income (loss): Unrealized income (losses) on securities available for sale: Unrealized gains (losses) arising during the period, net of taxes	(845)	583
Reclassification adjustment for gains realized in net income, net of taxes	0	(22)
Total other comprehensive income (loss)	(845)	561
Comprehensive income	$1,176	$2,284
Basic earnings per common share	$.94	$.81
Diluted earnings per common share	$.94	$.80
Cash dividends per share of common stock	$.09	$.08
See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$2,021	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	708
Provision for loan losses	713	1,129
Provision for losses on other real estate owned	-	10
Deferred income taxes	(760)	(50)
Net realized (gains) losses on securities available-for-sale	1	(36)
Decrease in interest receivable	169	245
Decrease in interest payable	(51)	(101)
Increase in taxes payable	777	933
Increase in accounts receivable of nonbank subsidiary	(621)	(324)
Decrease in work in Process of nonbank subsidiary	4	96
Increase (decrease) in accruals and payables of nonbank subsidiary	(548)	354
Net other operating activities	772	1,674
Net cash provided by operating activities	3,245	6,361

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(16,141)	(409)
Proceeds from sales of securities available-for-sale	11,071	4,314
Proceeds from maturities of securities available-for-sale	5,867	1,502
Proceeds from maturities of securities held-to-maturity	1,218	514
Net increase in Federal funds sold	(23,050)	(5,400)
Net decrease in interest-bearing deposits in banks	(231)	(230)
Net increase in loans	(14,841)	(34,747)
Purchase of premises and equipment	(849)	(1,121)
Proceeds from sales of other real estate	357	520
Net cash used in investing activities	(36,599)	(35,057)

FINANCING ACTIVITIES
Net increase in deposits	36,777	15,147
Repayment of other borrowings	(91)	(147)
Purchase of Treasury Stock	(18)	(339)
Increase in FHLB Advances	5,000	10,075
Dividends paid	(193)	(172)
Net cash provided by Financing activities	41,475	24,564
Net increase (decrease) in cash and due from banks	$8,121	$(4,128)
Cash and due from banks at beginning of the period	30,507	44,729
Cash and due from banks at end of the period	$38,628	$40,601

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)
(Unaudited)
(CONTINUED)

	2005	2004

SUPPLEMENTAL DISCLOSURES
Cash paid for: Interest	$3,896	$3,042
Income taxes	$246	$53

NONCASH TRANSACTIONS
Principal balances on loans Transferred to other real estate	$497	$612

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ending March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

There were no options granted during the three months ended March 31, 2005 and 2004. Therefore, there would be no proforma effect on net income or earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE 3. EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS).

	Three Months Ended March 31, 2005
	(Dollars and shares in Thousands except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$2,021	2,141	$0.94
Effect of Dilutive Securities Stock options	-0-	8	-
Diluted EPS	$2,021	2,149	$0.94

	Three Months Ended March 31, 2004
	(Dollars and shares in Thousands, except per share amounts)
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount

Basic EPS	$1,723	2,140	$0.81
Effect of Dilutive Securities Stock options	-0-	7	(.01)
Diluted EPS	$1,723	2,147	$0.80

NOTE 4. SEGMENT INFORMATION

Selected segment information by industry segment for the three month periods ended March 31, 2005 and 2004 is as follows:

	Reportable Segments (Dollars in thousands)
For the period ended March 31, 2005	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$15,721	$1,711	$188	$17,620
Intersegment revenues (expenses)	(52)	108	654	710
Segment profit (loss)	2,159	309	(470)	1,998
Segment assets	$884,811	$17,350	$5,114	$907,275

	Reportable Segments (Dollars in thousands)
For the period ended March 31, 2004	Banking	Financial Supermarkets	All Other	Total

Revenue from external customers	$14,246	$1,374 1,3741	$166	$15,786
Intersegment revenues (expenses)	(31)	90	493	552
Segment profit (loss)	1,963	132	(396)	1,699
Segment assets	$798,463	$14,885	$5,797	$819,145

	2005	2004
Net Income

Total profit for reportable segments	$2,468	$2,095
Non-reportable segment loss	(470)	(396)
Elimination of intersegment (gains) losses	23	24
Total consolidated net income	$2,021	$1,723

2005
Total Assets

Total assets for reportable segments	$902,161
Non-reportable segment assets	5,114
Elimination of intersegment assets	(21,886)
Total consolidated assets	$885,389

NOTE 5.    REVERSE STOCK SPLIT

On January 13, 2005, the Board of Directors of the Company voted unanimously to declare a one for five-hundred reverse stock split for the primary for the purpose of “Going private” which will relieve the Company from the expense and burden associated with compliance with both current and proposed federal securities laws and regulations. Since the Board of Directors and executive officers, as defined by securities law, do not collectively control more than 50% of the voting shares of the Company’s outstanding stock and since the reverse stock split is subject to regulatory and shareholder approval to amend the Company’s by-laws, we have not restated the equity section of the balance sheet or per share amounts. The following table illustrates the effect on earnings per share if the Company had reflected the one for five-hundred reverse stock split.

	Three Months Ended March 31,
	2005	2004
Earnings per share:
Basic - as reported	$.94	$.81
Basic - pro forma	$470.00	$405.00
Diluted - as reported	$.94	$.80
Diluted - pro forma	$470.00	$400.00

NOTE 6.    RECENT ACCOUNTING STANDARDS

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

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005.

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

COMMUNITY BANKSHARES, INC.
AND SUBSIDIARIES

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our discussion below in this Item 2 is based on the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, under Item 7. Our discussions here focus on our results during or as of the quarter ended March 31, 2005, and the comparable period of 2004, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that 10-K for more detailed and background information.

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

Financial Condition

For the quarter ended March 31, 2005, we experienced growth in total assets, total loans and total deposits as compared to December 31, 2004. Total assets, loans, and deposits increased by 4.98%, 2.18% and 5.06% respectively. The growth in deposits is attributed to our expanding markets and increased efforts to grow our deposit base to help fund our increased loan demand. The growth in loans was funded by the maturity and sale of securities, advances from Federal Home Loan Bank, the growth of deposits and retention of earnings.

Liquidity

As of March 31, 2005, the liquidity ratio was 18.14% which is within our target range of 15 - 20%. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short term liabilities.

Interest Rate Risk

Our guideline is to allow no more than an 8% change in net interest income when interest rates rise or fall 200 basis points or more. Our overall interest rate risk was less than 4% of net interest income; therefore, we are within policy guidelines. We have attempted to position ourselves to minimize the impact of further changes in rates in either direction.

Capital

Banking regulation requires the Company and the banks to maintain capital levels in relation to our assets. At March 31, 2005, the banks' capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements for the Company and the actual consolidated capital ratios were as follows:

	Actual	Regulatory Minimum
Leverage	9.08%	4.00%
Core Capital	11.62%	4.00%
Total Capital	12.87%	8.00%

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on- balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)	(Dollars in Thousands)
Commitments to extend credit	$67,559	$72,568
Financial standby letters of credit	3,853	4,104

A. Results of Operation

Net Income

Net income for the three month period ended March 31, 2005, was $2,021,000 or an increase of 17.30% over the same period for 2004.

Net Interest Income

Net interest income for the three month period ended March 31, 2005 was up 5.87% over the same period for 2004, from $8,296,000 to $8,783,000. Interest income was up by 12.27% for the three month period ending March 31, 2005 from $11,248,000 to $12,628,000. The increase was primarily caused by the increase in the volume of earning assets. Earning assets increased by 12.37% or $89,984,000 at March 31, 2005 as compared to March 31, 2004. The largest increase in earning assets since March 31, 2004 was the increase in loans of $80,107,000 or 13.82%. Securities increased by $11,767,000 while federal funds sold decreased by $1,950,000.

Interest expense was up 30.25% or $893,000 for the three month period ended March 31, 2005, over the same period in 2004. This increase was related to the increase in interest bearing deposits and the increase in Federal Home Loan Bank advances.

The Company’s net interest margin was 4.64% for the three month period ended March 31, 2005 compared to 4.80% for the same period in 2004. Management anticipates a stable net interest margin over the next twelve months. Any increase in rates would have a slight positive effect on our net interest margin.

Other Income

Other income increased by $402,000 or 8.96% during the three month period ended March 31, 2005 as compared to the same period for 2004. This increase is primarily due to increased sales by Financial Supermarkets, Inc. (“FSI”), a nonbank subsidiary, of $326,000 or 24.26% for the three month period ended March 31, 2005 as compared to the same period in 2004. In addition, gain on sale of loans increase by $95,000 or 863.64% as compared to same period in 2004.

Non Interest Expenses

Non interest expenses increased by 7.72% or $725,000 for the three month period ending March 31, 2005 compared to the same period in 2004. Full time equivalent employees increased from 397 at the end of March 2004 to 429 at the end of March 2005. The increase in full time equivalent employees was due to the overall growth of the Company’s banking operations. In addition, the incentive commissions related to sales activity at FSI have increased due to increased sales over the previous year. These increases caused salaries and benefits to increase by 14.77% or $719,000 for the three month period ended March 31, 2005 as compared to the same period in 2004.

Also attributable to the overall growth of the Company, equipment and occupancy expenses were up by 17.64% or $236,000 for the three month period ending March 31, 2005 as compared to the same period in 2004.

Other operating expenses decreased by 7.22% or $230,000 for the three month period ending March 31, 2005 as compared to the same periods in 2004. The single largest item included in this decrease is attributed to the $447,000 expenses associated with the new carefree check program that was started in 2004. In addition, legal fees increased by $6,000 or 4.05% as compared to the same period in 2004 due to legal services related to past due loans and other real estate owned and the class action lawsuit described in Part II, Item 1 of this Quarterly Report. Advertising and marketing increased by $62,000 or 27.93%, as compared to the same period in 2004. This increase is attributed to the increased marketing and sales activity of FSI. Director and advisory director fees increased by 36,000 or 37.11% as of March 31, 2005, as compared to the same period in 2004. The Board of Directors added advisory directors for most of the counties that we have significant banking activity.

Income Taxes

We incurred income tax expenses of $826,000 which represents an effective rate of 29.01% for the three month period ended March 31, 2005 as compared to $544,000 which represents an effective tax rate of 24.00% for the same period in 2004. The effective rate increase is due to a larger percentage of our income being fully taxable as a result of our increased taxable income.

Liquidity

We are not aware of any other known trends, events or uncertainties, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

B. Asset Quality

Provision for Loan Losses

The provision for loan losses was $713,000 and $1,129,000 for the first three months of 2005 and 2004 respectively. The reserve at March 31, 2005 represented 136% of non-accrual loans while the reserve at March 31, 2004 represented 184% of non-accrual loans. Non accrual loans have increased from $4,659,000 to $7,062,000, past due loans greater than 90 days and accruing interest have increased from $2,741,000 to $2,956,000 and net charge-offs have increased from $127,000 to $262,000 at March 31, 2004 and March 31, 2005, respectively. The increase in non-accrual loans was made up of six new lines, from which management expects no losses.

Repossessed real estate owned by the bank decreased 24.46% from $5,351,000 in March 2004 to $4,042,000 in March 2005. Other real estate is carried in the books at the lesser of cost or fair market value, less estimated costs to sell, with no significant losses anticipated.

Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. As of March 31, 2005, non-accrual loans and other real estate owned totaled approximately $11,104,000 as compared to $10,010,000 as of March 31, 2004. The ratio of the loan loss reserve balance to the total loan balance at March 31, 2005 was 1.46% as compared to 1.48% at March 31, 2004. As of March 31, 2005, management considered our allowance for loan losses adequate to cover any anticipated losses.

Non-accrual, Past Due and Restructured Debt

The following table, dollars in thousands, is a summary of Non Accrual, Past due and Restructured Debt

	March 31, 2005
	Non-accrual Loans	Past Due 90 days Still accruing	Restructured Debt

Commercial Loans	$732	$440	$248
Real Estate Loans	5,895	2,270	626
Consumer Loans	435	246	25
Total	7,062	2,956	899

	March 31, 2004
	Non-accrual Loans	Past Due 90 days Still accruing	Restructured Debt

Commercial Loans	$544	$157	$14
Real Estate Loans	3,909	2,076	870
Consumer Loans	206	508	--
Total	$4,659	$2,741	$884

The Bank’s policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed, in management’s judgment, when the collection of interest and principal become probable. Loans classified for regulatory purposes as substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for Loan Loss

The following table, dollars in thousands, furnishes information on the loan loss reserve for the current three month reporting period and the same period for 2004.

	2005	2004
	(Dollars in Thousands)

Beginning Balance	$9,170	$7,561
Less Charge Offs: Commercial Loans	(32)	(89)
Real Estate Loans	(169)	(4)
Consumer Loans	(155)	(159)
	(356)	(252)
Plus Recoveries: Commercial Loans	10	45
Real Estate Loans	49	48
Consumer Loans	35	32
	94	125
Net Charge-offs	(262)	(127)
Provision for loan loss	713	1,129
Ending Balance	$9,621	$8,563

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

At March 31, 2005, the Company’s cumulative interest rate sensitivity gap ratio for the next twelve months was 113% which was within its targeted range of 80% to 120%.

Gap management alone is not enough to properly manage interest rate sensitivity because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change. Thus, the Company uses a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve month period is subjected to a 200 basis point increase and decrease in rate. The March 2005 model reflects an increase of 3.89% in net interest income and a 5.25% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 3.85% decrease in net interest income and a .72% decrease in market value equity for a 200 basis point decrease in rates. The Company’s policy is to allow no more than +/-8% change in net interest income and no more than +/-25% change in market value equity for these scenarios. Therefore, the Company is within its policy guidelines.

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

PART II - OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31	60	$58.10
February 1-28	-	-
March 1-31	250	58.14
Total	310	58.13

___________________
(1) The shares purchased during the first quarter of 2005 were purchased as treasury stock.

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

COMMUNITY BANKSHARES, INC.

DATE: May 13, 2005	By:	/s/ Harry L. Stephens
Harry L. Stephens, Executive Vice President and Chief Financial Officer